Form 10-K
period 2005-12-31
Sterling Mining CO
filed 2006-04-17
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                      to

Commission File No. 0-51669

STERLING MINING COMPANY

(Exact name of registrant as specified in its charter)

Idaho	82-0300575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2201 Government Way, Suite E, Coeur d’Alene, ID 83814

(Address of principal executive offices and Zip Code)

(208) 666-4070

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.05

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer   ☐         Accelerated Filer   ☐         Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $63.0 million.

The number of shares outstanding of the registrant’s class of $0.05 par value common stock as of March 15, 2006 was 19,160,614.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. BUSINESS

General

Sterling Mining Company (“Sterling,” “we,” or the “Company”) is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company’s executive offices are located at 2201 Government Way, Suite E, Coeur d’Alene, Idaho 83814.

The Company was founded in 1903 by John Presley for the purpose of acquiring, exploring and, if warranted, developing mineral resource properties, primarily precious and associated base metals. The Company initially staked the East-West Link claims which are still held by the Company. In the first 30 years, early exploration included the driving of 6 tunnels onto the property. In 1951, Day Mines and later associated entities leased the key Sterling property for exploration purposes. In 1996, Coeur d’Alene Mines (through a subsidiary) leased the original Sterling East-West link claims. In 1998, Sterling Mining embarked on an expansion program in the Silver Valley to add silver exploration prospects. Beginning with 340 acres of mining claims, this expansion program reached a total of over 17,700 acres under control by ownership, lease or option, by 2006.

The Company was largely dormant in 2001 and 2002, and during this period had no revenues and incurred administrative expenses of approximately $40,000. In 2003, Sterling Mining signed a lease with option to purchase the Sunshine Mine, opening an office at the mine site. The Company began repairs and rehabilitation, began assembling a team to develop a new mine plan and business model for the mine, and in September 2003, began a surface exploration program. In 2004, Sterling returned to its roots, opening an office designated as its headquarters in Wallace, Idaho. The Company also acquired various mineral leases in the Silver Valley area and also in Montana. In 2004 and 2005, the Company began operations and exploration in the Zacatecas region of Mexico, acquiring several projects.

Business Plan and Plan of Operation for 2006

The Company currently operates through four divisions: Sunshine, Silver Valley, Mexico and Exploration, with offices in Coeur d’Alene, Kellogg and Wallace, Idaho, and Zacatecas, Mexico. The Company’s mission is to become one of the principal publicly-traded primary silver companies in the world. Sterling’s corporate business plan is to (i) expand its silver assets and production; (ii) explore and develop the Sunshine Mine with an objective of eventual return to full and sustainable production; (iii) develop and implement a capitalization strategy to increase liquidity; and (iv) acquire or develop a pipeline of silver prospects and projects designed to provide leverage to silver and cash flow to support development of the Company’s flagship Sunshine Mine.

Sterling has identified the regional mineral geology of the Pacific Northwest, stretching from the U.S. Canadian border south through Idaho then turning east into Montana, as a possible area for exploration, and the Company has particularly focused on the Coeur d’Alene Mining District. Within this district, Sterling is seeking through exploration or acquisition to build a portfolio of assets ranging from exploration prospects to former producing mines. The Company has chosen silver as the prime metal that it will seek to acquire and develop for several reasons, including current supply-demand ratios. The Company anticipates that it will take significant capital expenditures and holding costs to hold, purchase and develop the Sunshine Mine.

The Company’s prime objective is to return the Sunshine Mine to long-term sustained production; thus the Company has placed a heavy emphasis on a revised business plan, exploration and development, and the addition of an “upper country” exploration strategy, as part of its plan to methodically bring the project forward. In late 2005 and through the first half of 2006, the Company’s plans with respect to the Sunshine Mine include the finalizing of the Phase III Mine Planning Study, continuing ongoing surface infrastructure rehabilitation, and initiation of underground rehabilitation of infrastructure, and expansion of the surface and underground “upper country” exploration program. This will be followed by Phase III activities, which will include the following: continued renovation and development of the Sunshine Mine; addition of experienced mining professionals with underground mining experience; continued assessment of the cost of putting the Mine into production; review of a conceptual mine plan by an independent engineering firm; and development of a final mine plan.

The Company’s business plan for its Mexican properties includes the following: bring the Barones property into initial production and expand capacity; conduct ongoing metallurgical tests; drilling and evaluation of the properties in order to develop an exploration program for the properties; and hire a local geologist. During the first half of 2006, the Company plans to continue initial exploration activities to refine a more comprehensive development plan.

The Company is generally not affected by seasonality. The only seasonal affect on the Sunshine Mine could be a delay of supplies in the winter due to extreme snowfall preventing delivery of mine supplies.

The Silver Market

The Company’s primary focus is on silver, and the worldwide demand for silver has exceeded newly-mined production for several years, the difference primarily being made up by re-melting of bullion and silver coins, and recycling. Much of the future value and/or viability of the Company will be partially dependant on the price of silver, which the Company is unable to control. However, the Company believes, and has directed its business strategy accordingly, that if the demand for silver exceeds production and this situation continues, at some point there is a possibility for silver prices to increase. However, there is no assurance this will occur.

For over 10 years the silver market has exhibited a shortfall of newly mined supply to annual industrial demand, while above ground inventories of silver appear to be declining. The shortfall has been met by scrap metal and recycling.

According to the Silver Institute, an international industry association of miners, refiners, fabricators and silver wholesalers, demand for silver has risen the past 15 years, increasing in the last five years to over 836.7 million ounces in 2004, with new production and recovery from scrap metal at under 720 million ounces resulting in a significant shortfall, made up by melting of existing silver and drawing down inventories. Increased demand is not only from the jewelry and photographic sectors, traditionally the largest users of silver, but also from growing demand for silver’s industrial uses in electrical devices and components such as computers and cellular telephones.

Approximately 73% of all newly mined silver comes as a by-product in the production of other metals such as gold or copper, thus to a certain degree this means that an increase in the price of silver does not automatically bring about an increase in production as it might other commodities. The mining industry is subject to an increasing amount of government regulation and environmental laws over the last 30 years and is highly capital-intensive, thus to put a new mine into production can take two to five years under the best circumstances.

Newly mined production in 2004 according to the Silver Institute was 634 million ounces, thus scrap metal, melting of existing silver and other sources have been meeting the shortfall, with a corresponding decline in inventories worldwide evidently occurring annually. The principal silver-producing countries are Mexico, Poland, Peru, Chile, United States and Canada.

The Price of Silver and Sterling Mining Company

The price of silver can affect the Company in several ways. A low price of silver may permit the Company to acquire silver assets at a lower cost than would otherwise be the case. However, a low silver price can have a depressing effect on the Company’s stock price and thus reduce chances for selling equity to raise exploration and development funds without unduly diluting current stockholders, and potentially reduce the chance of mergers or acquisitions at a fair price. An increasing price of silver can affect investors’ perceptions of the value of the Company and its assets, and can render projects economical. The Company believes a sustained silver price of $5.50 to $10 per ounce, depending on the project, is required, all other factors being positive, to permit the possibility of production by the Company.

Silver has historically served as a medium of exchange, much like gold. The current principal uses of silver are for industrial uses, including, electrical and electronic components, batteries, computer ships, electrical contacts, high technology printing, photography, jewelry and silverware. Silver’s strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Silver’s anti-bacterial properties also make it usable for use in medicine and in water purification.

The following table sets forth for the periods indicated the London Metal Exchange’s high and low settlement prices of silver in U.S. dollars per pound.

	Silver
Year	High	Low
2000	5.45	4.57
2001	4.82	4.06
2002	5.10	4.23
2003	5.96	4.37
2004	8.29	5.49
2005	9.22	6.39
2006*	10.37	8.83

*	Through March 15, 2006

A further factor of importance for the Company is the price of silver and effect on larger companies and their exploration budgets and tendency to explore on promising prospects. Much of the Company’s land position requires a larger and better-capitalized company to fund exploration efforts, thus the interests and perceptions of these companies have a direct effect on the Company.

Employees

The Company currently has 19 employees in the United States and 30 full-time employees in Mexico. As circumstances require, the Company intends to utilize the service of consultants to provide additional services to the Company.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, such as Coeur d’Alene Mines Corporation and Hecla Mining Company, many of which have greater resources than the Sterling Mining Company. In addition, the Company competes with such entities in efforts to obtain financing to explore and develop mineral properties.

The Company also encounters competition for the hiring of personnel, as the mining industry has a very tight labor situation for experienced mining professionals industry-wide. This competition would affect our operations in Idaho, Montana and Mexico. Larger regional companies such as Coeur d’Alene Mines, Hecla Mining, Stillwater Mining, and Kinross in the Pacific Northwest can offer better employment terms as compared to smaller companies such as Sterling Mining.

We also incur competition for mine service companies, in particular drilling companies. Potential suppliers may choose to provide better terms and scheduling to larger companies in the industry.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

In particular, the Sunshine mine has numerous agencies whose rules and regulations must be followed. The Company has hired on a part-time basis a Safety and Environmental compliance manager who was in a similar position at the former Sunshine Mining Company for over 30 years. The Company also has a full-time safety officer at the Sunshine Mine.

Future Information and Reports

The Company maintains a website at the following URL: www.sterlingmining.com .

As a result of filing this registration statement we are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meeting of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A. RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on the Company. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

Risks Related to our Common Stock

As we complete additional equity financings, our existing shareholders will experience dilution.

We expect that we will continue to rely for the foreseeable future on the sale of additional shares of our common stock in order to finance our operations. Any additional equity financing that we obtain would involve the sale of our common shares and/or sales of securities that are convertible or exercisable into our common shares, such as share purchase warrants or convertible notes, and the issuance of such securities would have the effect of diluting existing shareholders.

There is currently no trading market for our common stock and none may develop.

There is currently no established public trading market for our common stock, other than through the Pink Sheets. Although we intend to seek listing of our shares on an established exchange or inclusion of our shares of common stock on the Over the Counter Bulletin Board, or OTCBB, we may not successfully accomplish this. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

Penny stock regulations may impair our shareholders’ ability to sell their stock.

If trading in our stock begins, our shares of common stock may be deemed “penny stock.” Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Risks Related to our Business

We have a limited recent operating history on which to evaluate our potential for future success. We also have a history of net losses.

Although the Company was founded in 1903, the Company was reactivated in 1998 with substantial activity beginning in 2003. The Company’s business since that time represents a limited operating history upon which shareholders or prospective shareholders can evaluate the Company’s business and prospects. We have a history of net losses. Furthermore, since our reactivation in 2003, we have not generated sufficient revenues to cover our expenses and costs. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

The Company has minimal assets and has minimal revenue to date and will thus need to obtain additional capital to continue operations.

Our Company was formed in 1903 and reactivated in 1998. Cumulative revenues from inception of the current exploration stage (from January 1, 1998) through December 31, 2004 were $117,157. Since our reactivation in 1998, we had no significant revenues or earnings from operations until 2005. As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses that will increase continuously until the Company can bring a property into production or lease, joint venture or sell any property it may acquire. The Company may be required to obtain additional financing in the future to fund future exploration and development activities or acquisitions of additional properties or other interests that may be appropriate to enhance the Company’s financial or operating interests. If the Company’s exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production. Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.

If the Company fails to obtain additional financing, it will have to delay or cancel further exploration of properties it may acquire, and it could lose all of its interest in its properties. The Company has historically raised capital through equity financing and in the future may raise capital through equity or additional debt financing, joint ventures, production sharing arrangements or other means. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on acceptable terms, if at all. If additional financing is not available, it may have to postpone the development of, or sell, one or more of its property interests.

We may not continue as a going concern.

As described in our consolidated financial statements, we had an accumulated deficit of $9,867,594 at December 31, 2004, and we have limited revenue and substantial continuing financial development needs. These conditions raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing through operations, investment capital or otherwise, there is significant doubt we will be able to meet our obligations as they come due and will be unable to execute our long-term business plans.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We derive the rights to most of our mineral properties from unpatented mining claims, leaseholds, joint ventures or purchase option agreements, which require the payment of maintenance fees, rents, or purchase price installments, exploration expenditures, or other fees. In 2004 and 2005, these fees totaled $301,300 and $302,800, respectively, and, based on properties in which the Company currently has an interest, are expected to total $302,800 for 2006. (See the table in “Item 2. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”) If we fail to make these payments when they are due, our rights to the various properties may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. Our ability to transfer or sell our rights to some of our mineral properties requires government approvals or third party consents, which may not be granted.

The Company’s operations in Mexico are subject to risks associated with the conduct of business in foreign countries.

The Company conducts mining, development or exploration activities in the United States and Mexico. The Company’s foreign mining investments are subject to the risks normally associated with the conduct of business in foreign countries. These risks may include invalidation of governmental permits, uncertain political and economic environments, arbitrary changes in laws or policies, and limitations on foreign ownership. The occurrence of one or more of these risks could have a material and adverse effect on the Company’s earnings or the viability of its affected foreign operations.

The Company could face environmental liabilities with respect to its Sunshine Mine that could have a significant adverse affect on the Company’s results of operations.

The Sunshine Mine is located in an historic mining district with past production and abandoned mines. The Sunshine Mine has operated near continuously since 1884, with various changes in production levels and extraction, beneficiation and processing methods since that time. As such, many process emissions, discharges and waste management activities may be grandfathered under the state and federal regulatory framework. Further, the land position involves mostly patented claims; therefore surface and underground operations have required less regulatory burden that would have been the case if incurred on unpatented mining claims. In addition, in late 1998, Sunshine implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe. The Company operates in an environmentally sensitive area, and nearby is a “Superfund” designated site. It is to be expected, notwithstanding the consent decree signed in 2001 by the former operator, that ongoing environmental issues will need to be addressed, and the Company could face additional future environmental liabilities that could adversely affect the Company’s results of operations.

Some of the Company’s directors and officers may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of the Company’s directors and officers are directors or officers of other natural resource or mining-related companies. These associations may give rise to conflicts of interest from time to time. As a result of these conflicts of interest, the Company may miss the opportunity to participate in certain transactions, which may have an adverse material effect on its financial position.

Risks Related to Our Industry

Mineral exploration is by its nature highly speculative and capital intensive.

Most of the Company’s properties are considered mineral exploration properties. Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to mineral exploration. These risks include: insufficient ore reserves; fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; and the risks of injury to persons, property or the environment.

The titles to some of our properties may be uncertain or defective, thus risking our investment in such properties.

Certain of our United States mineral rights consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them.

Exploration programs may not result in a commercial mining operation, resulting in a write-off of our investment.

Mineral exploration involves significant risk because few explored properties contain bodies of ore that would be commercially economic to develop into producing mines. The determination of whether the extraction and production of mineral deposits are economic is affected by numerous factors beyond our control. These factors include market fluctuations for precious metals, the proximity and capacity of natural resource markets and processes equipment, and applicable government regulations. If any of our exploration programs do not result in the discovery of commercial ore, we will be required to acquire additional properties and write-off all of our investments in our explored properties.

We may be subject to risks and expenditures that may be financially burdensome in connection with the safety and regulation of operations at the Sunshine Mine.

Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA. We have made and expect to make in the future, significant expenditures to comply with these laws and regulations. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes to the U.S. General Mining Law of 1872, and permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict which changes may be considered or adopted and changes in these laws and regulations could have a material adverse impact on our business. Expenses associated with the compliance with new laws or regulations could be material. Further, increased expenses could prevent or delay exploration or mine development projects and could therefore affect future levels of mineral production.

We may be subject to environment risks and land reclamation requirements for mineral properties that may be financially burdensome.

We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price or at all.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies in order to minimize long term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations imposed on the Company in connection with its mineral exploration, the Company must allocate financial resources that might otherwise be spent on further exploration programs.

We face competition in the acquisition of mining properties and the recruitment and retention of qualified personnel.

The Company competes with other mineral exploration and mining companies, many of which have greater financial resources than us, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel. If the Company requires and is unsuccessful in acquiring additional mineral properties or personnel, it will not be able to grow at the rate it desires or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have on file with the Securities and Exchange Commission a pending registration statement on Form 10, as amended, that we filed to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934. We have received from the Staff of the SEC written comments pertaining to such registration statement that we are in the process of responding to and resolving as part of the registration process. We believe that these unresolved comments are not material in relation to the disclosure provided in the Form 10, as amended, and are not material to our results of operations or financial condition. However, there can be no assurance that the Staff of the SEC will concur in our assessment.

ITEM 2. PROPERTIES

COEUR D’ALENE MINING DISTRICT

Overview

The Silver Valley of Idaho, a region noted for its historical silver production, is located in a heavily mineralized zone in northern Idaho. In the Silver Belt of the region, mineralization is found primarily in the Revett and St. Regis formations.

Sterling is primarily focused on locating, purchasing or leasing mining claims in key positions throughout the Silver Valley. Through March 2006, Sterling controlled through ownership or lease over 17,700 acres.

The addition of the Sunshine property tops the list of Sterling-controlled landholdings as a business opportunity from which to develop other properties and landholdings within the Coeur d’Alene Mining District.

The foregoing map shows the locations of our various properties in the Coeur D’Alene Mining District near Kellogg, Idaho.

The table below summarizes Sterling’s Coeur d’Alene Mining District land holdings by property and their corresponding acreage.

Property	No. Claims	Approximate Acreage	Lease Term	Nature of Interest
Coeur d’Alene Mining District -Total Sterling Holdings	895	17,708
Sunshine Group*	361	6,147
East Silver Valley Group:
Beacon light	11	220	—	Own
Boulder Creek	4	80	Until 2023	Lease
Bullion Creek	2	40	Until 2023	Lease
Military Gulch	2	40	—	Own
Rock Creek - Idaho	236	4,720	2031	Lease
Snowstorm	25	500	—	Own
East Silver Valley Group Total	280	5,600
Central Silver Valley Group:
East-West	17	340	—	Own
Idaho-Leadville	62	1,240	—	Own
Royal Apex	5	100	—	Own
Central Silver Valley Group Total	84	1,680
West Silver Valley Group
Alhambra	8	160	Until 2018	Lease
Highland Surprise	17	340	—	Own
Pine Creek	116	2,320	Until 2018	Lease
Silver Bowl	11	106	Until 2018	Lease
New Era	5	82	Until 2018	Lease
Lease Tracts	10	1,273	Until 2018	Lease
West Silver Valley Group Total	167	4,341

*	Sunshine group includes the leased Chester, Mineral Mountain, Merger, Metropolitan, Bismarck and United Mines properties. See “Sunshine Property” table for detail on the Sunshine Group properties.

Geology of the District

The district is hosted by the rocks of the Pre-Cambrian Belt super group. These sedimentary rocks were deposited approximately 1.6 billion years ago. At various times these rocks were faulted, leached, altered and re-mineralized. The Belt super group has been divided into the Prichard group, Ravalli group, Middle Carbonate group, and Missoula group. Within the Coeur d’Alene district, rocks of the Prichard, Ravalli, and Middle Carbonate groups can be found. The formations comprising the Ravalli group are the preferred host rocks for silver mineralization in the district. These formations are from older to younger Burke, Revette, and Saint Regis.

The District has a history of intense faulting and folding of these rock formations. Two major east-west fault zones, the Osburn and Placer Creek faults, cut through the District and, although mineralization does not necessarily occur along these fault zones, the district ore bodies are intimately associated with this and other faulting.

The combination of faults, fractures, folds and favorable host rocks found in the District has created suitable conditions for lead-zinc-silver mineralization. The geology of the District may display little or no indication of mineralization on the surface, and many of the successful silver mines in the District did not realize their full potential and best grade of ore until after a depth of at least 1700 feet was reached in the development and exploration. Examples include the Galena, Sunshine and Lucky Friday Mines thus, mining claims in the District, often require deep drilling from the surface or underground drilling to determine whether commercial grade ore bodies are present. Exploration of land near major mines is often easier to target for exploration and development from existing shafts. In other silver producing areas, a deposit may bottom out at a few thousand feet below surface. However, in the Coeur d’Alene District, this is not the case, as deep extensions of primarily silver mineralization are faulted and folded, which may have moved the favorable host rocks deeper.

Sunshine Property

Background

The Sunshine Mine was a significant primary silver mine from 1884 to 2001. The mine facility includes extensive underground workings including shafts, levels, raises and ramp systems extending to depths of 6,000 feet below ground and a broad database reflecting over 100 years of exploration, development and production.

The mine ceased production in the first quarter of 2001 as a result of several factors, including the low price of silver and the lack of regular and consistent exploration and development activities. Sterling Mining Company acquired control of the Sunshine Mine in June 2003 through a lease with option to purchase agreement. Beginning in August 2003, and followed by the initial drilling in the fall of 2004, Sterling is continuing and expanding an exploration program. The process of rehabilitation of the underground areas of the mine began in late 2004, and the Company is methodically working towards returning the Sunshine Mine to long-term sustained production with a business model that incorporates determining reserves not only in traditional target areas, but also in a new “upper country” target zones.

Land Position and Ownership

The Sunshine property comprises 6,147 patented and unpatented acres including substantial infrastructure and equipment. Mine workings and surface facilities include: the Jewell surface shaft, 2 surface access levels, 6 internal shafts, 17 major underground levels, numerous raises, boreholes, sublevels and inclined haul roads, the Polaris concentrating mill, machines shops, warehouses and offices. The Sunshine property also includes the leased Chester, Mineral Mountain, Merger, Metropolitan, Bismarck and United Mines properties that are leased by Sterling. These properties are described in more detail below.

The following table sets out the various properties that comprise the Sunshine property.

Property	Owner	Term of Lease	Patented Claims	Unpatented Claims	Acreage
Sunshine	SPMI	Until 2018	147	46	3,020
Sunshine	Sterling	N/A		101	2,020
Metropolitan	Metropolitan	Until Cancelled	2	15	308
Chester	Chester	Until 2029	6		106
Bismarck	Western Continental	Until 2029	3		62
Mineral Mountain	Mineral Mountain	Until 2029	4		46
Merger	Merger Mines	Until 2029	14		180
Merger CAMP	Sterling below -900 el	Until 2029	21		365
United Mines	United Mines	Until 2012		2	40
Total			197	164	6,147

On June 6, 2003, the Company leased the Sunshine mine and infrastructure, including historical records, from Sunshine Precious Metals, Inc. (“SPMI”) for 15 years. Annual lease payments are $120,000 per year, payable in monthly increments. The Company also agreed to assume approximately $840,000 in outstanding county property tax liabilities, to issue 2,000,000 shares of its common stock at a deemed price of $0.65 per share, and, in a separate transaction, to purchase various items of equipment in exchange for a cash payment of $396,000, payable in six monthly installments. The Company has the option to purchase the property at a price ranging from $3.0 to $5.0 million, depending on the spot price of silver as of the date of exercise. The property is owned by SPMI, but subject to certain liens.

In late 1998, Sunshine implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe as Sunshine’s settlement of a Federal natural resource damage suite involving the active mining companies in the Coeur d’Alene Mining District. In addition to conveying surface ownership of some patented mining claims, the property may be subject to certain royalties to government and tribal entities as part of a settlement action. It is uncertain at present to what extent such royalties will have an impact on current or future operations.

Access

The Jewell Shaft side or west side of the Sunshine Mine is approximately 3 miles south from Interstate 90 at exit 54 via Big Creek Road. Big Creek road is a two-lane, paved road to the mine site and is suitable for all transportation needs of the mine.

The Silver Summit side or east side of the mine is approximately 1,000 feet south on Johnson Street from its intersection with Yellowstone Avenue in the City of Osburn, Idaho via paved and maintained gravel roads suitable for routine mining and exploration activities at this mine entrance.

The Chester, Mineral Mountain, Merger and United Mines lease groups that are part of the Sunshine mining block are accessible via National Forest Service road NF-330 from Big Creek road approximately 200 feet south of Interstate 90 exit 54. This is an unimproved dirt road suitable for exploration access and activities.

The Metropolitan mining lease group that is part of the Sunshine mining block is accessible via Big Creek road approximately one mile south of the Sunshine Mine. This is an improved Shoshone County maintained dirt road suitable for exploration access and activities.

The Bismarck mining lease group that is part of the Sunshine mining block is accessible via West Fork Big Creek road from its junction with Big Creek road approximately three-quarters of a mile south of the Sunshine Mine. This is an unimproved to primitive dirt road suitable for exploration access and activities.

Power and Water

Electrical power to the Sunshine Mine is provided by Vista Utilities, Inc. (formerly Washington Water Power) at 13,200 volts from two separate primary feeds. The first is adjacent to Big Creek road to the mine site where it supplies power to two on-site substation metering points, the north and the south. Both on-site substations reduce the feed voltage to either 2300 or 480 volts depending on motor requirements. The south substation metering point feeds 13,200 volts down the Jewell Shaft to underground substations for transformation to lower voltages.

The second primary feed is brought to the Silver Summit (east side of the mine) mine site adjacent to Johnson Street in the City of Osburn, Idaho. A small transformer is located at the mine site to provide 480 volt power to surface facilities. The primary feed is taken underground at 13,200 volts via the Silver Summit Tunnel to the Silver Summit hoistroom, where it is transformed to 2300/2400 or 480 volts depending on motor requirements.

Water for mine and processing operational requirements, including fire protection, is supplied via Big Creek, a tributary to the South Fork of the Coeur d’ Alene River, upon which sufficient water rights are controlled to provide water for any foreseeable needs. Water conservation is practiced in both mine and processing operations.

Infrastructure

Surface mine plant facilities at the Sunshine Mine include the Jewell shaft hoisting machinery, compressor plant and distribution system, 13.2 KVA electrical substations, complete concentrating mill, repair shops, electrical shop, warehouse, water distribution system, independent fire protection system, heating plant, change rooms, office buildings and the rights to use the Big Creek tailings impoundment.

The Sunshine Mine is serviced by the Jewell shaft and Silver Summit tunnel and shaft. The Jewell is the primary entry and the primary escapeway to and from lower levels while the Silver Summit is used as a secondary access and is the required secondary escapeway from lower levels of the Sunshine Mine. Both shafts are an integral part of the mine ventilation system. Five additional shafts on deeper levels are used for various purposes, including ventilation and water management. The Jewell shaft, which extends vertically down to the 4000 level is serviced by a Nordberg 700 hp double drum hoist for ore, waste and large equipment movement and a separate Nordberg “chippy” (single drum) hoist is used to distribute personnel, small equipment and supplies.

Since 2003, Sterling has been actively renovating and maintaining mine facilities and equipment. Prioritization of these activities is guided by a plan developed to rehabilitate the infrastructure and mine plant that will enable an organized and timely return to sustained production.

Mineralogy

Typically the Sunshine ore consists principally of tetrahedrite, the high silver-containing copper antimony sulfide. This silver bearing tetrahedrite is properly called freibergite. Freibergite contains 3 percent to 30 percent silver substituting for the copper in the crystal structure. Galena is present in the West Chance vein.

Metallurgy and Milling

The current metallurgical facilities include a 1,000-ton per day flotation mill with a projected silver recovery rate of 96-97 percent. Both silver and lead concentrates were formerly produced and shipped to the former Asarco East Helena Smelter. Future production would most likely need to be shipped to an offshore smelter. Sunshine silver concentrate typically exceeds 1000 ounces per ton silver.

The Sunshine Mining Company sold its tailings pond, critical to the disposal of tailings after ore processing, and related water discharges to a mining company while retaining the right of the Sunshine Mine to utilize the tailings pond subject to a negotiated fee schedule. Such a fee schedule and related technical details will need finalization prior to a return to production, if the existing pond is to be used. The Company is evaluating alternate means to affect the same result, including the utilization of water treatment plants and “dry stack tailings”.

Environmental

The Sunshine Mine operated near continuously from 1884 to 2001, with various changes in production levels and extraction, beneficiation and processing method since that time. As such, many process emissions, discharges and waste management activities may be grandfathered under the state and federal regulatory framework. Further, the land position involves mostly patented claims; therefore surface and underground operations have required less regulatory burden that would have been the case if incurred on unpatented mining claims. In addition, in late 1998, Sunshine implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe. Sterling has hired a part-time safety and environmental compliance manager who is currently in process of reviewing environmental matters, and requirements for future plans.

To the best of the Company’s knowledge, all required permits are in place to operate the Sunshine facility. A preliminary environmental assessment was completed and supports the past understanding of permits and environmental conditions at the project. Further environmental assessments and due diligence will be completed to better understand current conditions and operations permit conditions.

The Company operates in an environmentally sensitive area and nearby is a “Superfund” designated site. It is to be expected, notwithstanding the consent decree signed in 2001 by the former operator, that ongoing environmental issues will need to be dealt with.

Prior to closure, the Sunshine Mining Company settled a natural resources damage suit with the federal government that gave surface rights to many patented claims to the Environmental Protection Agency (EPA) and the Coeur d’Alene Tribe. The settlement included a royalty payable to the Coeur d’Alene Tribe that is indexed to the price of silver for production from those claims and adjacent claims within a mile radius. This action limits future disturbance on the surface covered by those claims and may result in the need for negotiations for any future surface access. However, it is important to note that all access by way of underground workings for either exploration or production was retained by the mine.

After closure of the mine, Sunshine Mining Company sold the Big Creek tailings impoundment, the antimony plant and silver refinery to Formation Chemical Company, but retained rights to use the impoundment. This right to use the tailings impoundment was covered in Sterling’s lease agreement. While Sterling has the permitted right to send mine and process water, as well as tailings, to that facility, terms and conditions including a fee schedule for use of the tailings impoundment must be agreed to.

As an alternative, Sterling could pursue establishment of an alternate tailings repository and new permits necessary for it. In either case, a water treatment facility will be required to treat mine waters from dewatering activities as laboratory analysis of these waters indicates elevated iron and manganese content.

One other significant environmental issue is site remediation and reclamation following ultimate closure. As the expected mine life will extend well beyond 2017, no amount has been included in the model for the scenario presented. However, an estimated mine remediation and reclamation cost of $10 million could be anticipated at such a time that closure occurs.

Business Plan

The Company has established a goal of returning the Sunshine Mine to long-term sustainable production, which it believes will deliver the highest shareholder value. To this end, the Company has developed a three-phase plan to accomplish this goal.

The Sunshine Mine or the associated properties had been in continuous operation for 100 years, and the extensive quantity of geologic, mine, and operational data provide a unique opportunity to assess the property and develop costs association with resuming production. Previously, Sunshine Mining Company developed a 10-year plan that was peer reviewed by outside experts in 1999. Sterling plans to use this data, projected costs and other pertinent information to support its project review. The mine has been idle for several years; hence there will be additional startup costs beyond those identified in the original plan developed several years ago. The Company has been working to update the plan with current economic information and assess the rehabilitation required.

As part of the overall Sunshine Project review, Sterling is focusing on compiling geologic data on the property and the district. It will use this information to develop an exploration strategy that will test existing exploration targets and identify new targets. The Company believes these steps that are a part of a staged methodical assessment and review process are essential to understanding and developing the project. At each stage of the review, information obtained and developed will direct the next stage of the analysis.

Some of the activities carried out by the Company in 2003 and 2004 include the following: completed 35,000 ft Phase 1 and 65,000 ft Phase 2 geophysics programs; completed a 35,000 ft geochemical sampling program; completed an initial 2,473 ft surface diamond drilling program; added a maintenance manager, lead electrician, mine manager and mine supervisor; reconditioned the Jewell double and single drum hoists, performed non-destructive rope testing; installed communications, inspected Jewell shaft and stations, 3100 level and 10 shaft hoistroom; maintained surface buildings including application rust inhibiting paint to roofs; and rebuilt diesel fire pump and tested the surface hydrant system, reconditioned spare primary exhaust fan.

In April 2004, the Company began Phase II of its three-phase plan, which was completed in 2005. The Company is now in Phase III, which provides for an outside peer review of its mining plan in order to provide more definitive capital cost estimates, and a sequence of activities to accelerate returning the mine to production. Some of the activities carried out by the Company in 2005 include the following: completed Merger area 13,200 ft IP/resistivity geophysics program; performed stope and vein examinations, 2300 & 3100 Sunshine, West Chance and Silver Summit; began engineering for, 2900 & 3250 access, upper East Yankee Girl and ventilation changes; added maintenance supervisor, lead hoistman and chief geologist to staff; re-roped the Jewell double and single drum (chippy) hoists, re-established 13.2 KVA power to the Silver Summit mine site, reconditioned chippy hoist hydraulic system; continued interior and exterior building repair, maintenance and painting; and various other physical facility improvements.

The next sequence of activities scheduled for 2006 and necessary to meet plan goals would include but not be limited to the following: review of Conceptual Mine Plan by independent engineering firm; complete 60,000 ft Phase 3 IP/resistivity geophysics program to east and north; execute diamond drilling programs, surface 5,000 ft. and underground 25,000 ft.; start Sterling Tunnel development including services, portal, drill stations and an access ramp; continue engineering and design for exploration and development of upper levels (+3100); and continue to evaluate and add to Sterling/Sunshine property position and maintain lands held.

Other Sunshine Group Properties

The Chester, Bismark, Merger, Mineral Mountain, Metropolitan and United Mines properties are included in the Sunshine Property group. For the most part, these properties were originally leased by SPMI prior to their bankruptcy in 2001.

Chester and Bismark Group

In 2004, the Company leased the Chester and Bismark claim groups pursuant to a 25 year lease, renewable for an additional 25 years. The lease, which expires in 2029, requires the annual payment of 50,000 shares of Sterling’s common stock, a $7,200 annual advance royalty, payable in monthly installments, and a 4% Net Smelter Return. Sterling has no work obligations under the lease.

Mineral Mountain Group

In 2004, the Company leased the Mineral Mountain claim groups pursuant to a 25 year lease, renewable for an additional 25 years. The lease, which expires in 2029, required the issuance to the lessor of 30,000 shares of Sterling’s common stock, and provides for an annual advance royalty payment of $3,600, and a 3% Net Smelter Return. Sterling has no work obligations under the lease. As part of the lease, the Company received an option to buy up to 1,000,000 shares of the lessor.

Metropolitan Group

In 2004, the Company entered into an agreement whereby, as assignee of Sunshine Precious Metals, Inc., it confirmed existing leases and agreements pertaining to the Metropolitan claim groups, which expire when cancelled. The agreement provided for the issuance to Sterling of 200,000 shares of the stock in the owner of the Metropolitan claim groups and an annual advance royalty payment by Sterling to the lessor of $12,000.

The Metropolitan Mining Company property consists of 2 patented and 40 unpatented mineral lode claims. These claims lay immediately to the south of the primary workings of the Sunshine mine and immediately to the west of the ConSil Mine. The workings of the Metropolitan Mine are inaccessible. At depth the claims intersect several veins mined from the Sunshine Mine.

The Metropolitan Mine is located on the south limb of the Big Creek Anticline, in the south dipping rocks of the lower Wallace Formation. There are two veins in the Metropolitan Mine. The north and south (or 400 No. 4 vein) veins. The north vein is characterized by a very narrow quartz band, accompanied by a two foot zone of intensely sheared rock with loose, muddy gouge on either wall. The quartz carries pyrite, minor siderite and occasional tetrahedrite and chalcopyrite. The vein strikes east-west and dips at approximately 45-60 degrees. The south vein is composed of a zone a few inches to three feet in width, made up of stringers of quartz carrying siderite and pyrite. Some tetrahedrite is found in the included country rock and in the adjacent hanging wall. The property also covers the Big Creek Fault Zone that separated the rocks of the Wallace and St. Regis Formations on the Footwall from rocks of the Revett Formation on the hanging wall. It is likely that the north and south veins have never been explored in the more favorable quartzite units. It has been postulated that the north vein should intersect the quartzites of the Revett Formation around the 2700. The south vein is projected to intersect with the Big Creek Fault at the 1900 level, and may host potential ore zones in the Revett Formation.

Sunshine Mining Company explored the Metropolitan property from the 3100 level with the development of the Metropolitan cross-cut. A number of narrow quartz-siderite zones were encountered, but no commercial ore-shoots were intersected.

The Yankee Girl vein on Sunshine claims lies immediately to the north of the Metropolitan property, and dip onto Metropolitan claims. Issues regarding ownership of the Yankee Girl vein have prevented exploration of this structure in the past. The Yankee Girl vein is believed to host mineralization along 10,000 feet of strike length.

Sterling proposes to extend the area of existing surface exploration on the Sunshine property onto Metropolitan land holdings. The program consists of both IP and resistivity geophysics. Drilling is best deferred until drill stations can be accessed under ground from the Sunshine workings. Drilling will test for the down-dip projection of the Yankee Girl vein as well as the Metropolitan North and South veins.

Merger Group

In 2004, the Company leased the Merger claim groups pursuant to a 25 year lease, renewable for an additional 25 years. The lease, which expires in 2029, required the issuance by Sterling to the lessor of 20,000 shares of Sterling’s common stock and the payment by Sterling of annual advance royalty payments as follows: $2,500 for each of the first five years of the lease; $5,000 for each of the second five years of the lease; $7,500 for each of the next ten years of the lease; and $10,000 for each of the next five years of the lease. In addition, Sterling has agreed to pay a 5% Net Smelter Return. The lease is subject to minimum work obligations of approximately $25,000 annually throughout the term of the lease.

The Merger claim groups consist of 35 patented lode claims. The northerly section of the property (21 patented claims) is part of the CAMP project between CDA Mines, Plainview, and Merger, leased to Silver Valley Resources, Inc. (CDA Mines), and the southerly section (14 patented claims) is located between Sterling’s Sunshine and Link property. Production from the CAMP ground above a minus 900 feet sea level elevation is for the benefit of the CAMP interests, while production from below this elevation (approximately 3600 level Sunshine) is part of the Sunshine Mine and would benefit Sterling.

The Merger claims have received little exploration work, even though numerous mineralized structures strike onto the Merger ground from the ConSil property. Results of 13,200 feet of exploration geophysics performed during 2005 indicate a high-chargeability/ low-resistivity anomaly indicative of sulfide mineralization. This anomaly extended from near surface to the maximum sensitivity of the test instrumentation in a generally east-west orientation and appears to increase in depth to the east.

Geology of the Merger group is similar to that of the Silver Summit (ConSil) portion of the Sunshine Mine. However, influences by the Fort Wayne and Mineral Point faults and the intersection of the Polaris fault with the Chester fault are poorly understood and present areas for future exploration

Prime targets for future underground exploration and development are the Silver Summit veins explored and mined in the Silver Summit (ConSil) Mine west of the Silver Summit shaft. Additionally, the Silver Summit, Chester, Wire Silver, “D”, and Chester-Polaris “Hook” veins all originate in or extend onto Merger property at depth. An extensive underground exploration program of these structures by Hecla Mining Company was started in the 1980’s on 5400 level of what is now the Silver Summit portion of the Sunshine Mine, but the program was halted and never completed.

As a result of the 2005 surface exploration program, additional exploration activities are being evaluated for 2006 and beyond which may include geochemical sampling, expansion of geophysics and/or surface diamond drilling. At such a time as conditions permit, underground exploration activities will resume at depth on Merger ground. Rehabilitation and development in the Sunshine Mine will be a key factor in this future exploration.

United Mines Group

In 2002, the Company leased the United Mines claim groups Big Creek 1 and Big Creek 3 pursuant to a 10 year lease. Terms for the lease, which expires in 2012, are a 1% Gross Revenue to the lessor from this property. The Company will pay the claim fees for the property.

Silver Valley

In addition to the Sunshine Mine, Sterling controls, by lease, ownership or option, nine claim groups in the Coeur d’Alene Mining District region, most of them close to the Sunshine property. A description of these claims groups is set forth below.

East Silver Valley

Land Position and Ownership

The East Silver Valley (ESV) region is comprised of 280 lode claims covering an area totaling 5,600 acres in the Coeur d’Alene mining district east of a line running on the 115.875° west longitude to the intersection with Placer creek, then downstream to the town of Wallace, Idaho, from there upstream on Camp creek to the intersection with and then following the 115.925° west longitude within Shoshone County, Idaho.

These ESV region holdings are covered by following 6 different claim groups: Beacon Light with 11 claims and 220 acres; Boulder creek with 4 claims and 80 acres; Bullion Creek with 2 claims and 40 acres; Rock Creek with 236 claims and 4720 acres; Military Gulch with 2 claims and 40 acres; and Snowstorm with 25 claims and 500 acres. None of the claims in the ESV group are patented claims. Sterling has acquired all claims and outstanding mineral rights and net smelter returns for these claim groups.

History

The claim groups in the ESV region have various adits and tunnels. Most groups have some surface sampling that indicate at least minor lead, silver, copper sulfide mineralization.

Geology

The ESV region is hosted by the rocks of the Pre-Cambrian Belt super group and the Prichard, Burke, Revett, Saint Regis, and Wallace formations occur both on the surface and subsurface. The Osburn fault cuts the region north of and roughly parallel to the south fork of the Coeur d’Alene River. The Osburn fault is a significant structural boundary in this region with the younger Saint Regis and Wallace formations outcropping on the south side of the fault. To the north of the Osburn fault older formations outcrop along with several igneous intrusions.

The ESV claim groups Beacon Light, Boulder Creek, Bullion Creek, and Rock Creek are all on the south side of the Osburn fault. The Military Gulch and Snowstorm claim groups are to the north of the fault.

All of the ESV claim groups contain classic Coeur d’Alene district narrow vein replacement deposits except the Snowstorm group.

The Snowstorm property lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d’Alene Mining District. The mineralization in this group is probably a silver-copper mineralization, Troy-type, disseminated stratabound deposit.

Work Plan

These claim groups are all considered exploration properties. Some claim groups have had more work done on them than others however; the results of these remain unknown and maybe unavailable. Initial efforts should be directed towards obtaining and compiling all data for each claim group. Once all known data is compiled then coherent plans can be developed for each claim group or combinations groups to move evaluation and exploration forward in an efficient manner. Some of the possible work that can be considered for these claim groups are: (i) perform surface geological mapping; (ii) conduct systematic surface soil sampling program to identify any areas of mineralization; (iii) conduct appropriate geophysical programs; and (iv) assess and evaluate access to any adits or other underground workings.

Central Silver Valley

Land Position and Ownership

The Central Silver Valley (CSV) region describes all of Sterling Mining’s lode claim holdings in the Coeur d’Alene mining district between the western boundary of the East Silver Valley region and eastern boundary of the West Silver Valley region within Shoshone County, Idaho. This region contains Sterling Mining’s Sunshine Mine. The Sunshine Mine land holdings are discussed separately and the claims discussed here are in addition to Sunshine property position.

Sterling’s CSV region totals 84 lode claims, none of which are patented, covering an area totaling 1,680 acres, as follows: (i) East-West with 17 claims and 340 acres; (ii) Idaho-Leadville with 25 claims and 500 acres; (iii) JD with 9 claims and 180 acres; (iv) Last Chance with 28 claims and 560 acres; and (v) Royal Apex with 5 claims and 100 acres.

In April 1996, Sterling signed a 20-year lease with Silver Valley Resources Corporation (Coeur Silver Valley, Inc.) that guarantees an annual lease payment to Sterling, as well as a 15% net profits interest from eventual production from the property. For the rest of the claim groups in the CSV, Sterling Mining is retains sole interest and is maintaining these claims under applicable laws and agreements.

History

The following details the history of 2 of these claim groups. The rest of the claim groups have had no production or significant exploration work performed.

East-West Link Claims. Coeur Silver Valley diamond drilled in excess of 15,000 feet in 2000 and 2001 and defined an ore shoot along the Silver Vein, west of historic productive areas and just east of the Link claim. Development into the area began in 2002 from the rehabilitated 2400 level. In late 2003 the ore shoot was drifted on and confirmed. Additional drilling in December 2003 and January 2004 defined another potential ore shoot on Sterling’s Link claim. During the remainder of 2004, drilling drifting and extraction occurred on the Link claim. A total of 1,161 feet of mechanized drift was developed on Sterling’s property with another 684 feet of drift driven to access ore blocks on Sterling ground. The Link shoot was cut on three levels (475, 535 and 595 elevations) and was found to be approximately 150 feet long and from a few to over 5 feet wide. During 2004, Coeur Silver Valley reported mining and milling 11,145 tons of ore from the Link claim. The average grade of this ore was 11.88 ounces per ton. Mining in the first half of 2005 yielded approximately 11,500 tons of ore grading 10.27 ounces of silver per ton for production of approximately 118,544 ounces (to be reconciled with mill records for final 2005 reporting).

Royal Apex. Historical reports indicate several thin veins are found in the Burke Formation on the footwall of the Carpenter Gulch Fault. Historical assays suggest that the silver is carried by tetrahedrite, with gangue minerals consisting of quartz and siderite consistent with Silver Belt style mineralization.

Geology

The CSV region is hosted by the rocks of the Pre-Cambrian Belt super group and the Prichard, Burke, Revett, Saint Regis, and Wallace formations occur both on the surface and subsurface. The Osburn fault cuts the region roughly parallel to the south fork of the Coeur d’Alene River. The Osburn fault is a significant structural boundary in this region with the younger Saint Regis and Wallace formations outcropping on the south side of the fault. To the north of the Osburn fault older formations outcrop along with several igneous intrusions. In the CSV region all but 100 acres of holdings are south of the Osburn fault. The central part of Coeur d’Alene district’s silver belt occurs to the south of the Osburn fault in the CSV region. All but the Royal Apex claim group are associated with the narrow silver vein replacement deposits of the silver belt.

Work Plan

Sterling has no current plans for East-West group.

West Silver Valley

Land Position and Ownership

The West Silver Valley (WSV) region describes all of Sterling Mining’s lode claim holdings in the Coeur d’Alene mining district west of a line running north on 116.05° west longitude to the intersection with Big creek, then downstream to the mouth of Big Creek, and then running north on the 116.072° west longitude within Shoshone County, Idaho. Total holdings in the WSV region are 167 claims and leases covering 4,281 acres. WSV region unpatented holdings are covered by three claim groups: Alhambra with 8 claims and 160 acres; Highland Surprise with 17 claims and 340 acres; and Pine Creek with 116 claims and 2320 acres. WSV region patented holdings are covered by the following three groups: Silver Bowl with 2 tracts (80 acres) and 11 claims (106 acres): New Era with 5 claims (82 acres); Lookout Mountain Lease (6 government lots, 80 acres) and Idaho State Leases (2 tracts, 1,113 acres).

History

There are underground workings on many of the claim groups and some contain historic production. Most production and underground exploration have occurred on structures and veins exploited in adjacent mines.

Geology

The WSV region is hosted by the rocks of the Pre-Cambrian Belt super group and the Prichard, Burke, Revett, Saint Regis, and Wallace formations occur both on the surface and subsurface. The Osburn fault cuts the region south of and roughly parallel to the south fork of the Coeur d’Alene river. The Osburn fault is a significant structural boundary in this region with the younger Saint Regis and Wallace formations outcropping on the south side of the fault. To the north of the Osburn fault older formations outcrop along with several igneous intrusions. In the WSV region all but 80 acres of holdings are south of the Osburn fault.

The extreme western end of the famed Coeur d’Alene district’s silver belt occurs to the south of the Osburn fault and in the eastern most part of the WSV region. The primary deposit in this region are Lead-Zinc type ores of the Bunker Hill Mine. Therefore, all of the claim groups in WSV are lead-zinc-silver prospects.

MEXICO PROPERTIES

Background

In March 2004, the Company formed a 99% owned subsidiary in Mexico, Sterling Mining de Mexico S.A. de C.V., and through this subsidiary, the Company now owns interests in several mineral properties in the Zacatecas region of Mexico. The Company entered the Mexican market in 2004 with the intention of providing greater diversification of silver interest and a plan to develop mining properties towards near to medium term production, and building a base of prospects and properties that would add to our silver assets. The Company periodically evaluates whether particular Mexican mining concessions it controls would add more value if operated with joint venture partners or if such arrangements would enhance the timing of exploration and development of these projects in support of our overall corporate objectives. The principal projects targeted were the Barones and the San Acacio. In November 2005 the Barones commissioning process began and in late March 2005 processing capability was achieved.

Under Mexico’s mining claim system, generally mining claims/concessions are divided between Exploration concessions (valid for 6 years) and Exploitation concessions (valid for 99 years). Thus, during the Exploration concession stage one has to conduct certain activities, such as a complete land survey of the property and then apply for the Exploitation concession.

Sterling Mining currently has 30 full-time employees in Mexico. These are comprised of a project manager, administrative assistant and two watchmen for the Barones facility and a project foreman.

Regional Geography and Access

Zacatecas is one of the 31 constituent states of Mexico. It is bounded to the north by Durango and Coahuila, to the east by San Luis Potosi, to the south by Aguascalientes and Jalisco, and to the west by Jalisco and Durango. The state shares its name with its capital and chief center of population, the city of Zacatecas.

Zacatecas, the principal city in Zacatecas State, benefits from established infrastructure, an international airport, rail links to the Caribbean coastal town of Vera Cruz and highway to Mexico City and the United States border. The town was the historic center of Spanish silver production in the 15th and 16th Centuries and produced over half the total silver shipped by the Spanish during that period. Many of the mines in the surrounding areas were worked continually up to the time of the Mexican revolution in the early 20th Century, but have not worked since. Penoles, the largest silver mining company in Mexico, operates the largest operation in Mexico in the town of Fresnillo, and there are a number of smaller operations in the Zacatecas area. There is considerable local and regional governmental interest in reviving larger scale mining operations.

Central Mexico is known for silver, lead, zinc and gold deposits. These occur as epithermal veins, locally with bonanza grades, and related manto replacement bodies. Major vein deposits in the area include those at Fresnillo and Zacatecas. Much of the epithermal mineralization is hosted by Lower Tertiary volcanic rocks and is mid-Tertiary in age. Some deposits are hosted by Upper Jurassic-Lower Cretaceous volcanic rocks (e.g., veins around Zacatecas) and Lower to Upper Cretaceous carbonates and siliciclastic sedimentary rocks (e.g., Real de Angeles), although the mineralization is still interpreted to be Tertiary. Cretaceous sedimentary rocks also host the Franciso I. Madero has been postulated to be sedex-type mineralization, although a high temperature replacement origin has also been proposed. The possible sedex origin of Franciso I. Madero was the first indication that syngenetic sulfide mineralization might exist in the Zacatecas area. Volcanic rocks in the lower part of the stratigraphy, the Upper Jurassic to Lower Cretaceous Chilitos Formation, were recognized as submarine sequence containing extensive pillow basalts, but VMS deposits were not considered a serious exploration target.

Access to the Company’s Barones and San Acacio properties is by paved roads to above the city of Zacatecas and extending to the small town of San Acacio near the center of the Veta Grande mine area. From this highway, gravel roads lead to the Barones area, about 4.5km south of San Acacio. From San Acacio, gravel or dirt mine roads extend to several shafts and two main adits. The Barones and San Acacio properties lie at elevations about 7000 ft, in the subdued mountainous terrain north of Zacatecas. Access to the other exploration properties is by paved road from Zacatecas to the communities of General Panfilo Nateras, Ojocaliente and Luis Moya, from which good secondary roads give good access to the properties.

The above map shows the locations of the Company’s various Mexican properties.

Geology

The Zacatecas mining district is located in the east central part of the state of Zacatecas, in north-central Mexico and covers approximately 700 square kilometers located at the transition of the eastern flank of the southern Sierra Madre Occidental province and the northwester limit of the Mesa Central physiographic province. The Sierra Madre Occidental province, one of the most extensive volcanic fields of the world, is a massive pile of nearly horizontal volcanic rocks that underlies a vast plateau, largely of siliceous volcanic rocks of the upper volcanic series rest discordantly either on the lower volcanic series, composed mainly of intermediate lavas, or on metamorphic rocks of Precambrian or Paleozoic age and igneous or sedimentary rocks of the Mesozoic era (The Pimienta series).

Local Geology at Zacatecas

The oldest rocks in the Zacatecas District are schists which are overlain by volcanic sedimentary sequence. Tertiary conglomerate overlies basal andesites.The conglomerate is covered by tuffs and rhyolitic flows. Dikes (TR) and rhyolitic necks crosscut this rock package. This volcanic sequence is associated with a caldera lies south of Zacatecas, in which a concentric and radial system can be distinguished.

The most prominent structural features of the area are north-south trending extension faults, northwest-southeast trending tension fissures north of the caldera and radial fissures within the caldera.

The most economically significant structures are the silver-lead-zinc-copper-gold bearing vein-fracture systems that are emplaced within the NW-SE trending tension fissures. These are located north of Zacatecas and include El Bote, La Cantera, Mala Noche, Veta Grande, Panuco and La Plomosa vein systems. South of Zacatecas, within the caldera, silver-gold bearing vein-fracture systems (Orito veins) are orientated in a radial geometry . The fissure veins are believed to have originated as tension fractures caused by the crustal bulging related to the development of the caldera. Collapse of the cauldera caused widening of the concentric fractures and development of additional minor structures. Extensional faulting and at least 500 meters of erosion followed emplacement of the veins.

Deposit Types

The San Acacio Mine is a classic epithermal silver gold (high Sulphide) deposit in a number of parallel veins. There is no documented mineralization in the wallrock. The Veta Grande veins are predominantly silver-bearing with minor gold and base metals.

The veins at the other concessions such as Aventurera, Nueva Andromeda, Tesorito and Tabasquena have a similar origin; all are high sulphide epithermal veins. Little information is available on their mineralogical makeup, but they are all assumed to be silver-bearing with minor base metals. These are less explored than the San Acacio, but examination of dumps supports these assumptions.

The Vetas Negras area is believed to be intermediate between low sulphide epithermal and replacement deposits in carbonate rocks.

Mineralization

The mineralized structures in the Zacatecas mining district can be divided into three vein systems, based on their orientation, age and ore assemblages: (i) the silver-base metal system, considered the most important; (ii) the silver-gold selenium system; and (iii) the fluorite bearing system. The silver-base metal system is the most extensive and economically important and has been exploited in the Panuco, Veta Grande, Mala Nocher, and Cantera zones, as well as in the Bote and San Rafael areas (the latter located south of the Cantera vein). (In the last areas, the silver-gold selenium system is also present.

The silver-base metals system is formed by long veins with an orientation of N 45º to 85ºW, and dips of 50º to 70º SW and 64º to 75º NE. The vein branches occasionally display a horsetail structure while others form zones of sheeted, essentially parallel, stringers of variable thickness. The lengths of the main veins vary from 4 to 16 km with widths of 1 to 30 m. The veins usually have a branching form, both in horizontal as well as vertical section. The branches merge and split repeatedly but intersections are rare. Sometimes the branches join with the main vein to form ellipsoidal forms but more commonly the branches diverge and pinch out. Also, the veins may double up, run parallel and either split again or become wider than what was formally the main vein. These splits are important since deviation from the general strike and dip occurs in these places and the result is a widening of the vein.

Work Program

Independent First Phase Exploration programs are recommended for the Exploration properties, to consist of basic mapping, sampling surveying and possible small geophysical programs with the goal of providing specific drill targets for each property. A first phase exploration property for San Acacio will provide underground access and sampling and preparation for a second phase of drilling. As a well defined target exists in the San Acacio vein system, this drilling phase need not be contingent on the first phase. However, the second phase drilling program for the exploration properties will be contingent on favorable data generated from the initial phase.

The Company’s goals for its Mexican properties are: (i) to expand Barones production capacity during 2006; (ii) to develop an exploration program for its properties, ranking them by priority for near term production potential; (iii) to hire a local geologist, and to conduct ongoing evaluation of the properties, metallurgical tests and drilling to arrive at a scoping study to prioritize our next steps in Mexico; and (iv) to hire sufficient competent personnel to administer a growing operation in Mexico.

The Barones Silver Tailings Project

Land Position and Ownership

The Barones concession, located four kilometers north of Zacatecas, is approximately 40 hectares in size, of which the Barones tailings cover 12.5 hectares. The Barones Tailings concession consists of a thiosulfite vat leaching plant designed to process the Barones tailings. An on-site 18-vat plant and supporting infrastructure has been constructed by Sterling, and this facility commenced production in late March 2005. Currently with the inclusion of San Acacio material in processing, the vats are processing 280 to 340 tons per cycle. The plant is capable of producing both precipitate and dore bars. Sterling is currently shipping the precipitate product to a local smelter.

The Company has signed a 15 year lease agreement with the property owner and paid $25,000 USD for the right of the concessions. There is no requirement for annual lease payments. The lease has a provision where 50% of the net profits up to a maximum of $4.55 million USD is paid to the owner in shares of Company stock valued at $10.00 per share. Once the threshold of $4.55 million has been paid, a net smelter return of 0.75% is payable for the duration of the lease.

Geology

The Barones tailings cover around 12.5 hectares to a depth of up to 30 meters. The material is finely ground and readily accessible on the surface.

Processing Plant

The construction of the facilities at the plant resulted in eighteen concrete VATS designed to process silver bearing material using thiosulfite. In addition support buildings and facilities for the utilization of copper scrap in copper tanks (used in the precipitate producing process) were constructed.

The Barones plant began initial processing operations in late March 2005 and has been considered in the start-up stage as experience with the plant is providing management information for optimization of processing results. In the second quarter of 2005 processing work was directly related to testing the Baroness tailings and the material from the nearby San Acacio project to determine initial processing rates and results.

In the third quarter production growth occurred with monthly processing of dry tons reaching 8,300 tons in the month of September, with each concrete vat processing 280 to 330 tons per cycle depending partly on the degree of finer or coarser material processed from the San Acacio project.

History

The vat leach plant was initially constructed in 1992 and rented by Morgain Minerals Ltd. The plant remained idle for 8 years as a result of a land dispute. The tailings have been sampled by numerous projects including trenches, pits, auger holes and some limited RVC drilling. In 1996 Schlumberger was contracted to evaluate the tailings. In 2005 Sterling successfully processed tailings and other surface material from the nearby San Acacio mine thereby increasing the amount of raw material for processing through the Barones plant.

Work Plan

Sterling has planned a 50-hole, 2000 meter drill program that has the objective of defining a potential for the project. Sterling will evaluate the current plant as it reaches a steady production output. The results of this evaluation will help determine the feasibility of a proposed phase II. The plant has 30 employees including a plant manager, plant supervisor, four security personnel and twenty other workers at the plant. Sterling’s local office consists of the General Manager for Mexican operations, an office manager and two secretaries.

San Acacio, Mexico

Land Position and Ownership

The San Acacio Mine concession contains the southeastern half of the Veta Grande vein in the Zacatecas mining district. The concession is located 6 km due north of the city of Zacatecas. There are numerous underground workings in the concession but all historic workings are largely inaccessible due to caving and flooding.

In 2004 the prior operator failed to complete their option on the property and Sterling negotiated an agreement for the concession. The lease agreement was between Minera San Acacio, S.A. DE C.V. and Sterling Mining DE Mexico and contains a minimum term of five years with a purchase option for $3,500,000 USD. The lease requires an annual lease payment of $150,000 and contains a net smelter return royalty, paid quarterly, ranging from 2.5% to 5.0% based on silver prices ranging from $5.00 to $10.00.

History

Although complete history and production records are not available, this district has hosted mining from before colonial times. Full scale production ended in the early 1900’s in response to the Mexican revolution. Sporadic mining occurred during the 1930’s and 40’s. Small scale and some illegal mining continued from that time until the present. Several companies have controlled and explored the concession since 1992. These companies have conducted several drill programs with generally poor results due to bad ground conditions and old workings. In spite of the problems encountered, this prior exploration has demonstrated potential for the concession.

Geology

The Veta Grande vein is hosted by the volcanic rocks of the Chilitos formation. The numerous veins that together form the Veta Grande vein system consist of epithermal mineralization and filling of faults and fractures in the host rock. The Veta Grande vein strikes northwest and dips 65°southwest. The length of the identified vein is 7 km, of which only 5 km have been exploited. The bulk of production from the mine has occurred in the oxidized zone but some limited mining has occurred from the sulphide zone.

Work Plan

Sterling has successfully processed material from San Acacio dumps and backfill with positive results. Sterling has permitted an expansion of the Barones plant for production processing of the San Acacio material at 667 tons per day. Sterling has initiated rehabilitation efforts to gain entry to one or more adit levels of the mine. Once safe entry to the underground working is established the vein can be assessed for geologic and metallurgic purposes. Additional drill programs will be developed from both surface and underground. The goal of future drilling will be to extend the system both on strike and down dip.

El Morro Area

Land Position and Ownership

Sterling has established a property position in the Morro Hill area. This area is located west of the town of General Panfilo Nateras and south of the highway to Ojocaliente and includes the La Griega, (Melanie), Aventura, Nueva Andromeda concessions. The Company entered into a mining claim exploration concession that expires in 2009.

History

No recent work has been done on any of these concessions. However, the area supported a number of colonial mines that produced from the near surface oxidized zone. The concessions have numerous open stopes, small shafts, and open cuts. Past production was limited and unknown. At least one other company is conducting exploration in the area.

Geology

The veins of the El Morro are typical hosted by granites. The veining is typically polymetallic replacement deposits consisting of silver veins, skarns and wollastonite deposits. The three concessions Sterling controls host silver rich epithermal veins. Geology for these concessions is not well known and limited.

Work Plan

All concessions require basic exploration. This should include data compilation, base map generation, field mapping and sampling. Geophysics surveys should also be considered with goal of drill hole definition and proposals.

Vetas Negras/Esperanza

Land Position and Ownership

The Vetas Negras (Black Veins) veins are located 13 kilometers to the east of the municipality of Luis Moya, and 60 km. from the city of Zacatecas. Access is from Zacatecas using the highway that leads to Aguascalientes, through Ojocaliente and Luis Moya. The Vetas Negras property, though small, lies adjacent to an area which has been thoroughly drilled by Mineral Frisco. It has been reported that Mineral Frisco intends to mine this adjacent property by open pit methods with an estimated production of 5000 tons per day. The property consists of two titles, Ampliacion Vetas Negras and 2a Ampliacion de Vetas Negras. These properties total 86 hectares. About 8 shallow pits and three cuts are present on the property. The Company entered into a mining claim exploration concession that expires in 2009.

History

The property has not received the benefit of modern exploration methods and so is at an early stage of exploration

Geology

The deposit is hosted by sedimentary rocks. The sedimentary section is the Cuesta del Cura Formation and Indidura Formation of Cretaceous age, cut by Miocene rhyolites and silicified breccia. The Cuesta del Cura Formation is mainly argillic limestone with lenses of black chert. The Upper Cretaceous Indidura Formation includes alternating grey argillaceous limestone and calcareous limonite. Outcrops of Miocene rhyolite east of the area are dense rhyolite composed of quartz, feldspar, and clay. Fine sandy recent sediments cover much of the area.

The mineralized zones are bodies of silicified breccias composed of limestone fragments in a matrix of grey to black silica containing silver, and quartz veins, trending northwest-southeast and approximately 0.60 meters wide, mineralized by iron oxides and argentite in quartz gangue. The breccia bodies are from 70 to 300 meters long and 20 - 50 meters wide.

Work Plan

Past sampling from the property have low, but interesting silver grades. Development potential exists if a large volume of the mineralized breccia can be delineated. Preliminary mapping and sampling program by Sterling is planned with a budget of about $10,000. From the initial program, drill targets may be developed.

Tesorito - Tabasquena

Land Position and Ownership

The Tabasqueña Mine concession is located in the Ojocaliente mining district in the state of Zacatecas, Mexico. This concession is located several kilometers east of highway 45 and north of the road between the towns of Ojo Caliente and Jarillas. The concession contains 2 vertical shafts and approximately 180 meters of underground workings to a depth of 50 meters. The Company entered into a mining claim exploration concession that expires in 2009.

This property consists of 6 separate mining concessions: La Tabasqueña; Mina Del Tesorito; La Querencia; Aracelli; Angustias; and Melania. Total surface area of the concession is 287.2 hectares. This concession lies at the north end of the Milagros vein system. The Milagros mine at the southern end of the vein system has been mined extensively in the past.

History

Two companies have operated in the concession since 1980, Minera Las Cuevas (Cuevas) 1981 and Servicios Industriales Peñoles (Peñoles) 1988-1989. Both companies have mapped and sampled the underground workings. Cuevas drilled 5 exploration holes and Peñoles drilled 10 holes. In addition, Peñoles conducted surface trenching and sampling and IP geophysics surveys. Most of this data is available on various maps and cross sections.

Geology

The basal unit of the geologic section exposed in this concession is volcanic andesites of the Chillitos formation. The Chillitos formation is overlain by conglomerates of Zacatecas Red Conglomerate. The top of the exposed section are extrusive Rhyolite flows. The Milagros vein system cuts this section on a north northwest trend for approximately 10 miles.

The concession hosts 2 veins of the Milagros vein system, the Tabasqueña vein and the La Ninã vein. The Tabasqueña dips approximately 60° west and the La Ninã vein dips 55° east. These 2 veins project to an intersection approximately 130 meters deep. Both veins are hosted entirely within the Zacatecas Red Conglomerate.

Work Plan

Sterling has proposed a $163,000 exploration plan to further evaluate this property. This plan calls for drilling an additional 1,315 meters of drilling on 50 meter centers along the length of the vein.

OTHER EXPLORATION PROSPECTS

The Company has rights to projects that are located within the Montana Copper Sulphide Belt, a 1600 square mile area in Sanders County, Montana.

Lucky Luke Copper-Silver Prospect

Land Position and Ownership

The Lucky Luke prospect consists of 20 unpatented lode mining claims located on U.S. Forest Service property about 10 miles northwest of Thompson Falls, in Sanders County, Montana The claims are located in Sections 17, 18, 19 and 20, Township 22 North, Range 30 West. Access is via the Little Beaver Creek road, west of Montana State Highway 200.

The Company acquired its interest in the Lucky Luke prospect pursuant to a mineral lease agreement dated November 26, 2004 (the “Timberline Agreement”), whereby the Company acquired exploration rights for a 20-year period, with option to renew for an additional 20-year-plus period, with respect to the Lucky Luke, Minton Pass, East Bull and Standard Creek properties (see below). In consideration for the lease, the Company forgave indebtedness of approximately $65,000, reimbursed expenses of approximately $20,000, and agreed to annual advance royalty payments of up to $20,000, based on the number of claims still subject to the agreement. The lease agreement also provides for a 1% net smelter return royalty on all minerals mined or removed from the property covered by the lease agreement.

Geology

Quartz veins at the Lucky Luke adit cut St. Regis Formation argillites and quartzites approximately 100 feet above the St. Regis/Revett contact. Revett quartzites outcrop on the ridge above the adit. Middle Revett siltites are exposed on the south slope.

Exposures near the adit are generally dipping northwest at 15 to 24 degrees. To the north and east, bedding attitudes are much steeper and the mineralized veins are near the relatively flat-lying apex of a domal structure. This dome is bounded on the west by a north-northwest trending fault that has brought the Revett up to the surface on the west side. To the south, a large-scale tear fault separates the dome from an overturned section of strata of Burke and Wallace Formations.

Geologic mapping and rock chip sampling confirmed that the copper-silver mineralization seen in the veins is dominantly chalcocite and tetrahedrite with some bornite. Revett exposures to the south also exhibit pyrite with dendritic manganese stain. Rock chip samples in this location show weak copper-silver anomalies.

It is postulated that the mineralized horizons or quartzite in the lower Revett were the source beds for the vein mineralization seen in the Lucky Luke adit. Quartz veins similar to these are regionally related to mobilization from the underlying stataform copper-silver mineralization.

History

In the mid-1920’s, the Lucky Luke adit was driven on a mineralized quartz vein. Reports indicate that the adit was extended for 1,000 feet; the size of the dumps confirms this report. In 1926, the Lucky Luke reportedly produced ore which silver, copper and gold.

The property was subsequently acquired by Luke Williams . Exploration work during this ownership included several shallow trenches that crosscut at least two quartz veins that had strike lengths in excess of 3,000 feet.

In 1983, the property was acquired by US Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. Borax staked 76 claims on the prospect, and conducted mapping and sampling. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

A 1”=500’ scale geologic map of the entire project area should be made to check on existing mapping. A 1”=100’ scale geologic map of the adit and trench area should also be completed. Two 800 foot drill holes would test the two mineralized Revett horizons. The caved Lucky Luke adit should also be reopened to allow underground mapping and sampling.

East Bull Copper-Silver Prospect

Land Position and Ownership

The East Bull prospect consists of 19 unpatented lode mining claims located on U.S. Forest Service property about one mile due east of Bull Lake in Lincoln County, Montana. The claims are located in Sections 2 and 11, Township 28 North, Range 32 West. Access is via Forest Service roads along the South and North Fork of the Bull River, to the east of Montana State Highway 56. The Company acquired its interest in the East Bull Prospect pursuant to the Timberline Agreement, described above.

Geology

The property has local exposures of north-striking and moderately east dipping St. Regis and Wallace Formations, both Proterozoic in age. The Burke Formation and the base of the Lower Revett Formation are exposed along the southeast shore of Bull Lake, about a mile west of the claims. The northwest-trending Bull Lake Fault crosses the east side of the property and has down-dropped Wallace Formation strata on the east. The majority of the property is covered with glacial till.

Potential for stratiform copper-silver mineralization in the Upper or Lower Revett exists on both sides of the Bull Lake Fault. The Bull Lake Fault is a major north trending structure, easily identified on the ground, with much local folding and slickensides. A major reason to pursue this target is the presence of the Bull Lake Fault - a large un-tested structure. Target depths will range from 1000 feet on the west side to +2000 feet on the east side.

History

In 1983, the property was acquired by US Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. Borax staked 23 claims on the prospect, and conducted mapping and sampling. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

More detailed mapping of the property is recommended. This mapping could use newly exposed areas created by recent logging roads to more accurately define the location of the Wallace/St. Regis/Revett Formation rock units on the property.

Standard Creek Copper-Silver Prospect

Land Position and Ownership

The Standard Creek prospect consists of 29 unpatented lode mining claims located on U S. Forest Service property about 6 miles due east of the Montanore deposit and 21 miles south of Libby, in Lincoln County, Montana. The claims are located in Sections 19, 20, and 30, Township 27 North, Range 30 West. Access is via Forest Service road number 231. The Company acquired its interest in the East Bull Prospect pursuant to the Timberline Agreement, described above.

Geology

The property is underlain by the Revett, St. Regis and Wallace Formations. Strata from all three formations strike northwest and dip moderately eastward with dips becoming flatter to the east. A pair of northeast-trending faults have been identified, each having down-dropped northwest sides. Displacement along these faults is in the range of 200-400 feet. Numerous copper, silver and lead bearing quartz veins occur in the St. Regis and Wallace Formations.

The 1987 drilling by Borax encountered only trace amounts of pyrite, chalcopyrite and bornite.

The claims were staked on the basis of the high grade veins found in the overlying Wallace Formation. The presence of mineralization above the permissive underlying Revett stratigraphy was the main reason for acquiring this prospect.

History

In the early 1980’s, the property was acquired by US Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. Borax staked 115 claims on the prospect, and optioned 14 more from a local prospector. Borax conducted mapping and sampling and drilled one 1,450 foot core hole. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s

Work Plan

A detailed, 1”=500’ scale geologic map of the entire project area should be made to check on existing mapping. Further sampling on the Midas dump would be helpful in defining metal ratios seen in the vein mineralization. Additional research into the geology and production from the Midas Mine should also be conducted.

Minton Pass Copper-Silver Project

Land Position and Ownership

The Minton Pass Silver-Copper prospect consists of 20 unpatented lode mining claims located on U.S. Forest Service property east of Trout Creek, Montana. The claims are located in Sections 20 and 21, Township 24 North, Range 32 West, MPM. Access is via well maintained U.S. Forest services roads from Trout Creek. The Company acquired its interest in the East Bull Prospect pursuant to the Timberline Agreement, described above.

Geology

The Minton Creek Pass claim group hosts metasedimintary rocks of the Belt Supergroup. Vast areas of the Belt Supergroup contain stratiform silver-copper occurrences, which are hosted by quartzites of the Revett Formation. These are found primarily within the Montana Copper Sulphide Belt, which covers some 1600 square miles.

History

The prospect was discovered in the 1960’s and has been explored intermittently since that time. Kennecott maintained a core group of claims in the area from 1966 to 1992. In the early 1970’s the prospect was explored by Hillside Mines, Inc. Exploration focused on two mineralized horizons. Mapping, sampling and trenching were conducted to better define the extent of the mineralization. A short adit was driven and a limited drilling program conducted.

In 1981 Asarco expanded their land position to several hundred claims. Exploration, including some drilling, continued in an attempt to further define the extent of the mineralized zones. Asarco abandoned the property in 1992.

Work Plan

A detailed, 1”=500’ scale geologic map of the entire project area should be made to check on existing mapping.

JE Project

Land Position and Ownership

The JE Project is located along the Bull Lake Corridor, on a line between the Troy and Rock Creek deposits, roughly ten miles southeast of the Troy and three miles northwest of the Rock Creek. The Montanore (Rock Lake) deposit is roughly two miles east of the Rock Creek.

In January, 2003, Sterling Mining Company leased the JE Project, a set of 11 unpatented mining claims in the Montana Copper Sulfide Belt. The lease agreement provides for annual payments increasing from $3,000 to $20,000 by 2009 and for a 2% production royalty on sales of metals extracted from the property.

Geology

The JE claim group hosts metasedimentary rocks of the Belt Supergroup. These are found primarily within the Montana Copper Sulphide Belt, which covers some 1600 square miles. The lower member of the Revett Formation hosts Stratabound mineralization and this formation is about 1300’ thick in the JE project area.

At least three NNW trending faults cut across the JE Project area. The Snake Creek-Copper Lake Fault and the Lost Girl Fault may control stratabound mineralization within the lower Revett Formation.

Significant copper/silver mineralization is not exposed on the property. US Borax has drilled an exploration drill hole. This drill hole contained 265’ of mineralization that averaged 0.32% copper and 0.41 oz/t silver. Within this zone, a 90’ interval averaged 0.47% copper and 0.70 oz/t silver.

History

In the late 1980’s, US Borax and Santa Fe Minerals explored the Belt rocks of NW Montana for additional deposits similar to ASARCO’s Troy mine. Initial discoveries were made at surface at Montanore and Rock Creek. US Borax completed detailed geological mapping at a scale of 1:6,000 over a very large area within and adjacent to the property. Santa Fe Minerals performed limited geological mapping at a scale of 1:24,000.

This mapping identified a potential target at the intersection of the Copper Lake (a controlling structure on mineralization in the Rock Creek ore-body) and the Wolf Creek faults. US Borax and Santa Fe completed nine diamond drill holes in the area under investigation. Kennecott acquired the property through the acquisition of US Borax by RTZ. Kennecott held the property for 12 years before abandoning them.

Sterling Mining Company leased the JE property from the current claim holders, Jim Ebisch and Ryan Reich, and located an additional 24 lode claims to increase the property package to its current size.

Work Plan

Sterling Mining has proposed additional Surface geological mapping that will generate a base geological map and Identify surface lithologies and rock packages.

In addition, a drill program is recommended at the JE property to test the hypothesis that copper/silver grades increase towards the Snake Creek – Copper Lake Fault. It is proposed that five drill holes be completed on the property.

Trout Creek Project

Land Position and Ownership

Sterling has acquired lease rights to 18 claims of the Trout Creek deposit in Northwestern Montana (JESTC Group), located approximately six miles west of the town of Trout Creek. The Trout Creek property expands Sterling Mining’s presence in the Montana Silver-Copper Sulfide Belt.

Geology

Trout Creek is within the Pre-Cambrian Best Basin, along the western flank of the northeast-trending anticline. An anomalously thick quartzite section identified on the Trout Creek property could coincide with a mineralized oxidation/reduction front.

History

Exploration thus far has consisted of geologic mapping, outcrop sampling and diamond drilling, results of which indicated a strong potential for the discovery of significant, economically viable Troy-type silver-copper mineralization.

Work Plan

Sterling Mining has planned additional surface geological mapping that will generate a base geological map and identify surface lithologies and rock packages. In addition all available information should be compiled and analyzed. This work will permit an effective evaluation of the potential for the Trout Creek property.

Glossary

Adit: An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

Andesite: Dark, fine grained extrusive volcanic rock.

Alteration: Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

Anticline: An arch or fold in layers of rock shaped like the crest of a wave.

Assay: A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Base Metal: Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Bedding: The arrangement of sedimentary rocks in layers.

Bornite: Copper sulfide mineral. A copper ore mineral.

Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Caldera: A large basin shaped volcanic depression of a roughly circular shape.

Chalcocite: Copper sulfide mineral. A primary copper ore mineral.

Concentrate: A fine, powdery product of the milling process containing a high percentage of valuable metal.

Conglomerate: A sedimentary rock consisting of rounded, water-worn pebble or boulders cemented into a solid mass.

Contact: A geological term used to describe the line or plane along which two different rock formations meet.

Core: The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

Crosscut: A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Development: Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Development Drilling: Drilling to establish accurate estimates of mineral reserves.

Diamond Drill: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dilution: (mining) Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

Dip: The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

Disseminated Ore: Ore carrying small particles of valuable minerals spread more or less uniformly through the hose rock.

Discordant: Non parallel contact between rock formations.

Dore: Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

Drift: A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Due Diligence: The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

Environmental Impact Study: A written report, compiled prior to a production decision that examines the effects proposed mining activities will have on the natural surroundings.

Epigenetic: A mineral deposit formed later than the formation of the host rock.

Epithermal: Low temperature, hydrothermal, vein forming deposit created near the surface of the earth

Exploration: Work involved in searching for ore, usually by drilling or driving a drift.

Fissure: An extensive crack, break or fracture in rocks.

Float: Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.

Floatation: A milling process in which valuable mineral particles are induced to become attached to bubbles and float, and others sink.

Footwall: The rock on the underside of a vein or ore structure.

Fracture: A break in the rock, the opening of which allows mineral bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Galena: Lead sulfide, the most common ore mineral of lead.

Gangue: Vein minerals that have no economic value

Geophysical Survey: Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Grade: The average assay of a ton of ore, reflecting metal content.

High Grade: Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

Host Rock: The rock surrounding an ore deposit.

Level: The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

Limestone: A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode: A mineral deposit in solid rock.

Mill: A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

Mineral: A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineral Resource: A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible.

Mineralized Material or Deposit: A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

Mineralization: The presence of economic minerals in a specific area or geological formation.

Muck: Ore or rock that has been broken by blasting.

Net Profit Interest: A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

Ore: Material that can be mined and processed at a positive cash flow.

Orebody: A natural concentration of valuable material that can be extracted and sold at a profit.

Ore Reserves: The calculated tonnage and grade of mineralization which can be extracted profitably; classified as possible, probable and proven according to the level of confidence that can be placed in the data.

Patent: The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

Patented Mining Claim: A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

Porphyry: Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine- grained groundness.

Prospect: A mining property, the value of which has not been determined by exploration.

Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Raise: A vertical or inclined underground working that has been excavated from the bottom upward.

Reclamation: The restoration of a site after mining or exploration activity is completed.

Recovery: The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

Reserves: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Resource: The calculated amount of material in a mineral deposit, based on limited drill information.

Sample: A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

Shaft: A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Shear or Shearing: The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Silicified: Pore filling and mineral replacement by silica and silica minerals.

Step-out Drilling: Holes drilled to intersect a mineralized horizon or structure along strike or down dip.

Stockpile: Broken ore heaped on the surface, pending treatment or shipment.

Stope: An underground excavation from which ore has been extracted either above or below mine level.

Stratigraphy: Strictly, the description of bedded rock sequences; used loosely, the sequence of bedded rocks in a particular area.

Stratabound: A mineral deposit confined to a single stratigraphic unit. Typically disseminated but can occur as a veinlets.

Strike: The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Sublevel: A level or working horizon in a mine between main working levels.

Sulfide: A compound of sulfur and some other element.

Syngenetic: A mineral deposit formed at the same time as the formation of the host rock.

Tetrahedrite: A copper silver sulfide mineral. An important copper and silver ore mineral.

Unpatented Mining Claim: A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

Volcanic: Pertaining to the activities, structure, or rock types of a volcano.

Vein: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Wall Rocks: Rock units on either side of an orebody. The hanging-wall and footwall rocks of an orebody.

Waste: Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

ITEM 3. LEGAL PROCEEDINGS

Neither Sterling nor, to the extent such proceeding would be adverse to the Company, any of its officers, directors or holders of five percent or more of its common stock is a party to any material pending legal proceedings, and, to the best of our knowledge, no such proceedings by or against Sterling or its officers, directors or holders of five percent or more of its common stock have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of the Shareholders for December 21, 2005 to consider and vote on approving the auditor to perform the 2005 financial audit and to consider and vote upon an amendment to the Company’s Articles of Incorporation to increase the authorized capital stock from 20,000,000 to 40,000,000 common shares, par value $0.05. The shareholders approved both proposals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market price, stockholder matters, and unregistered sales

Sterling’s common stock trades in the over-the-counter market, and quotations for the common stock are listed in the “Pink Sheets” published by the National Quotation Bureau under the symbol “SRLM”. The following table sets forth for the respective periods indicated the prices of Sterling’s common stock in the over-the-counter market, as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2004	13.70	9.90
June 30, 2004	10.90	5.50
September 30, 2004	7.70	5.85
December 31, 2004	6.85	4.95
March 31, 2005	5.20	3.60
June 30, 2005	4.00	2.60
September 30, 2005	3.40	2.55
December 31, 2005	3.45	2.00

Holders

As of March 15, 2006, there were approximately 729 shareholders of record of the Company’s common stock.

Dividends

Sterling has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Stock Option Plan

On April 16, 1999, the Company’s Board of Directors approved issuing stock options to directors and officers of the Company. The number of shares eligible for issuance pursuant to exercise of stock options is determined by the Company’s Board of Directors. The following table sets forth certain information regarding all securities authorized for issuance under the Company’s stock option plan as at December 31, 2004.

Equity Compensation Plan Information

Plan Name	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	0	Nil	n/a
Equity compensation plans not approved by security holders	1,183,467	$1.19	n/a
Total	1,183,467	$1.19	n/a

Repurchases of common stock

There were no repurchases of equity securities by the Company in the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2005. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Sterling. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net Revenues	$491,716	$62,873	$8,448	$4,200	$7,764
Loss from operations	$(4,255,611)	$(5,001,375)	$(4,338,246)	$(37,913)	$(71,785)
Net income (loss)	$(4,548,957)	$(5,294,587)	$(4,150,761)	$(30,064)	$(78,219)
Net income (loss) per share:
Basic	$(0.26)	$(0.35)	$(0.43)	$(.01)	$(.02)
Diluted	$(0.26)	$(0.35)	$(0.43)	$(.01)	$(.02)

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total assets	$3,655,506	$3,681,847	$3,148,468	$49,414	$89,940
Current liabilities	$849,378	$1,024,579	$905,088	$30,363	$54,428
Cash dividends per common share	$0	$0	$0	$0 0	$0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

Sterling Mining Company is an exploration, development and just recently, a producing company traded on the over the counter market in the United States. As is typical with such companies, regularly losses are incurred in the stages of exploration and development, which typically need to be funded through equity financing. The Company has expanded rapidly its range of activities since 2003 and this has generated funding requirements for: (a) the initiation of and advancing of rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine, (b) the initial entry into Mexico, acquisition costs of projects, and the financing and construction of the Baroness plant, and (c) building an administrative staff to manage the increased scope of the Company’s activities.

Sterling Mining Company’s main focus is the Sunshine Mine project where it is engaged in maintenance, rehabilitation, exploration of, and mine planning. The Company also has exploration interests in Idaho, Montana, and in Mexico.

Sterling Mining has a land position of early stage prospects in Idaho, Montana and Mexico that it routinely evaluates to determine whether to hold and explore itself or seek industry partners to assist in this effort as the company’s efforts are heavily focused on its key projects.

Key work at the Sunshine Mine in 2006 is the initiation of the Sterling Tunnel project, working on mine planning, and work related to rehabilitation of the Silver Summit hoist.

In Mexico the company has begun processing materials from its Barones processing plant. Besides continuing work to optimize processing capacity at the Barones project, Sterling is evaluating the potential for advancement at the San Acacio and Tesorito projects.

Sterling has incurred increasing recurring expenditures on its key projects, thus further progress will be heavily influenced by the company’s fund-raising prospects. Should significant funding not be raised concurrently with requirements, it may be forced to curtail key initiatives.

Sterling Mining operates in the mining sector which has numerous and significant risk factors.

The Company held a Special Meeting of the Shareholders for December 21, 2005 to consider and vote on approving the auditor to perform the 2005 financial audit and to consider and vote upon an amendment to the Company’s Articles of Incorporation to increase the authorized capital stock from 20,000,000 to 40,000,000 common shares, par value $0.05. The shareholders approved both proposals. The Company also held a shareholders’ meeting on February 8, 2006 for the purpose of electing directors and approving the auditors to perform the 2006 financial audit. The shareholders approved both items.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations at December 31, 2005 for the periods shown:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term Debt	$—	$—	$—	—	—
Operating Leases:
Ebisch-Reich	$55,000	$7,500	$12,500	$15,000	$20,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	12,500	2,500	2,500	2,500	5,000
Timberline Resources	60,000	—	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
San Acacio	600,000	150,000	150,000	150,000	150,000

Total	$1,298,700	$302,800	$327,800	$330,300	$337,800

Results of Operations

Years 2002-2004

The Company was not engaged in any significant activities between 1998 and 2003 as we began our new exploration activities. At the end of 2002, the Company’s balance sheet contained less than $50,000 of Assets and Liabilities and the annual expenses, consisting mainly of lease holding costs, were less than $50,000. During 2003, Sterling acquired the Sunshine Mine lease and began to actively explore the reopening of the Sunshine Mine. Our Current Assets increased by approximately $1,231,000 from 2002 to 2003, primarily due to funds from equity financing, and increased by approximately $129,000 from 2003 to 2004, primarily due to an increase in prepaid leases. Current Liabilities increased by approximately $875,000 from 2002 to 2003, primarily due to an increase in accrued expenses and payables, and increased by approximately $119,000 from 2003 to 2004, primarily due to an increase in notes payable. Working capital increased by approximately $356,000 from 2002 to 2003 and by approximately $9,000 from 2003 to 2004. Property plant and equipment net of depreciation increased from nothing in 2002 to approximately $436,000 in 2003 and increased by approximately $25,000 to $461,000 in 2004, all increases were due to purchases of office and mining equipment subject to amortization of depreciation expenses.

Revenues increased from $4,200 in 2002 to $8,000 in 2003 and $63,000 in 2004. The significant increase from 2003 to 2004 was primarily due to revenues from increased coin sales. The exploration expenses increased from nothing in 2002 to $2,944,000 in 2003 and in 2004, the exploration expenses were $3,224,000. The exploration expenditures were on the rehabilitation and development of the Sunshine Mine and in 2004 and the beginning of exploration at the Barones project. General and administrative expense increased from approximately $40,000 in 2002 to $1,128,000 in 2003 and $1,658,000 in 2004. These increases were primarily due to hiring administrative employees and professional consulting fees. The net losses were approximately $30,000 in 2002, $4,151,000 in 2003, and $5,295,000 in 2004. This net loss in 2002 was primarily administrative expenses, in 2003 and 2004 the net loss was primarily comprised of exploration expenses and general and administrative expense. In 2003, the Company recognized a gain of $217,000 from the discontinued operations of its Ashington Mine subsidiary.

Year ended December 31, 2005

During the year ending December 31, 2005, the Current Assets increased by approximately $644,000 primarily due to an increase of $907,000 in cash and a decrease of $406,000 in marketable securities and an increases in inventories of $164,000 and a decrease of other current assets of $47,000. The decrease in marketable securities was primarily due to cash requirements for exploration activities. Current Liabilities decreased by approximately $175,000 primarily due to an increase in payables of $323,000 offset by a decrease in notes payable of $160,000 and a decrease in accrued expenses of $419,000. Working capital increased by approximately $819,000 for the year. Property plant and equipment net of depreciation increased by $6,000 during the year with expenditures for purchases of office and mining equipment.

Revenues for the year 2005 was $492,000 due primarily to the sale of silver from the Company’s Mexico operations. The exploration expenses for the year were $2,795,000 for exploration at the Sunshine Mine and at the Barones in Mexico. General and administrative expense was $1,223,000 for the year due to hiring of additional administrative employees and professional consulting fees of $221,000. The net loss was $4,549,000.

Cash Cost Per Ounce of Silver

During 2005 Sterling de Mexico sold 58,724 ounces of silver and small amounts of other metals for $441,160. Sterling de Mexico’s costs, on a cash basis, are presented in the table below. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in the following table:

Silver: Cash Costs per Ounce Sterling de Mexico, 2005
Total Cash Costs	635,177.27
Divided by silver ounces produced	92,243.00

Total cash cost per ounce produced	6.89

Reconciliation to GAAP
Total Cash Costs	$635,177.27
Less: Refining and transportation	$(48,714.08)
Plus: By-product credits (gold)	$77,851.54

Cost of operations	$664,314.73
Less: pre-production costs	$(124,028.76)
Less: increase in product inventory	$(218,399.16)

Cost of sales and other production costs and depreciation, depletion and amortization (GAAP)	$321,886.81

Liquidity and Capital Resources

In 2003, the Company raised $4,993,106 in equity financing. Many equity issues were accompanied by options and warrants issued in 2003 but not exercised in some cases until 2004 and 2005. In 2004, the Company raised $6,518,777, and through September 2005, $3,456,328 in equity funding. The equity issuances also included shares for services and property acquisitions. The primary expenses incurred by the Company consisted of exploration expenses, acquisition, and development costs.

The Company has also used equity offerings issued at a discount to the market price for its capital funding. The discounts have ranged from 15% to 50% depending on the market conditions of demand, cash on hand and the Company’s stock price. The Company estimates approximately $10.0 million will be spent during 2006 on capital expenditures and operating expenditures at its mines, development-stage properties and on general administration. The Company expects to continue to issue equity, debt or other financial instruments to fund the future capital requirements.

The Company’s cash balance at January 1, 2006 was $1.3 million. During the first quarter of 2006, the Company entered into agreements and/or closed on private equity and debt offerings totaling approximately $1.8 million. The Company believes that these cash amounts will be sufficient to meet its operating needs for the first six months of 2006, and the Company will continue to seek to raise additional capital to meet its future operating needs through private equity or convertible debt offerings. While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations during the first six months of 2006, there can be no assurances that financing will be available when needed for the remainder of the year.

The financing requirements of the Company will grow as the Sunshine Mine project advances during the next stages in 2006 and 2007. To achieve internal objectives and timetables will require significantly higher capital to advance the project. A shortfall in funding raised towards this budget or lack of significant cash flow from our Mexican operations, would cause significant delays in our progress to re-open the Sunshine Mine, and determine the feasibility of a second production project in Mexico. There is no assurance the Company will be successful in its fund raising efforts in 2006, or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of the Company’s Mexican operations will be dependent on the profits and cash flow from our Baroness operations, results of economic and technical studies on our other projects and any exploration projects the Company may select for advancement.

Sterling’s recurring overhead will continue to increase and cash expenses now range from $100,000 to $150,000 per month. These expenses are partially offset by cash flow now starting to be generated from Mexico. The Company will seek to cover the capital requirements by raising capital by debt, equity or other financing avenues or the sale of assets. If the Company is not successful in obtaining the necessary financing, operations may need to be delayed or curtailed.

The Company presently has no long term debt; it does have property taxes assumed upon the acquisition of control of the Sunshine Mine, which has been paid down significantly since assumption.

Critical accounting policies and estimates

The Company has determined from the significant accounting policies as disclosed in our financial statements, that the following two disclosures are critical accounting policies.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are essential to the financial disclosure process in determining the reserves of ore bearing rock, the future liabilities for remediation and reclamation from mining activities. The Company used recognized out-side consultants to determine the essential characteristics of the important determinants concerning the Company’s future actions in moving exploration stage properties through development into production. The estimates that the Company will develop are based upon the experience of these out-side consultants and the Company’s experienced personnel. As the Company proceeds with the re-opening of the Sunshine Mine, all estimates will be reviewed on a timely basis to allow for the reporting of current and valid financial information. Management believes that all of the estimates currently being relied upon are valid and appropriate concerning the value of assets and liabilities. In the past, given the very limited operations of the Company, management has been fairly accurate as to the use of estimates and the timing of any changes.

Mineral Exploration and Development Costs

The Company has been in the exploration stage since its inception in 1998 of its current exploration phase and has $161,274 in revenues from its exploration operations through September 30, 2005. The Company is primarily engaged in the acquisition and development of mineral properties. Should the Company locate a commercially viable mining reserve, the Company anticipates that it would actively prepare the site for extraction.

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Significant property acquisition costs for undeveloped mineral interests that have significant potential to develop an economic ore body are capitalized. The Company will amortize the capital costs based on proven and probable ore reserves if an economic ore body is developed. If an economic ore body is not discovered previously capitalized costs are expensed in the period in which it is determined that the property does not contain an economic ore body. Costs to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on units of production basis over proven and probable reserves. Gains and losses on the sales or retirement of assets are recorded as other income or expense. The Company expects to have reserves in the future on any development it deems commercially viable, but at this time the Company has no current reserves, which can be demonstrated for financial reporting purposes. The essential nature of any reserves acquired or discovered will be estimates based upon ore body information presented to and reviewed by professionals. The enterprise of exploration and mining are subject to substantial uncertainties in development and operations. The Company is attempting to recruit a team of operational professionals with the highest standards for reporting always being in the forethought of management. Any estimates arising out of our exploration, development and operational activities will be expected to be reviewed under current internal policies. Our current environment has had only a short period of active operations and management believes that all exploration, development and operating policies are accurately being maintained. Our future operations will be heavily dependent on the market values of precious metals and our estimated costs of production. As these determinants change we would expect analysis by management of both short-term and long-term conditions, which could have a negative impact on the Company’s choices concerning development and operations of its existing and future acquired properties.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will not impact the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board (“FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of this statement impacts these consolidated financial statements. However, recognition of asset retirement obligation liabilities may become necessary in the future. See Note 10.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management does not expect the adoption of this statement to have a material impact on its future consolidated financial position or results of operations, based upon the Company’s history of transactions and exchanges of property.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ended after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64 which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at December 31, 2003.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Sterling, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, legal and regulatory initiatives affecting customer marketing and rebate programs or long distance service, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. Our operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into American dollars.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Supplementary Financial Information

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	Quarter (1)
2005	1st	2nd	3rd	4th
Net revenues	$7,497	$14,427	$26,690	$443,102
Loss from operations	($1,114,817)	($1,272,744)	($1,515,308)	($352,742)
Net income/(loss)	($1,177,408)	($1,270,400)	($1,535,981)	($565,168)
Earnings per share
Basic	($0.07)	($0.07)	($0.09)	($0.03)
Diluted	($0.07)	($0.07)	($0.09)	($0.03)

	Quarter
2004	1st	2nd	3rd	4th
Net revenues	$3,606	$7,901	$19,821	$31,545
Loss from operations	($583,411)	($1,645,524)	($608,915)	($2,163,525)
Net income/(loss)	($514,183)	($1,829,692)	($636,621)	($2,314,091)
Earnings per share
Basic	($0.03)	($0.13)	($0.04)	($0.15)
Diluted	($0.03)	($0.13)	($0.04)	($0.15)

(1)	The Company did not prepare interim financial information in 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements in the past two fiscal years that are required to be reported.

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2005 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-K for the year ended December 31, 2005.

During the fourth quarter of 2005 there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers.

Name	Age	Office with the Company	Appointed to Office
Raymond De Motte	49	President, CEO and Director	1998
James N. Meek	54	CFO, Vice-President	2005
Kevin Shiell	48	Executive Vice-President, Director	2003
Michael Mooney	57	Corporate Secretary	2005
Carol Stephan	64	Director	2003
Dave Waisman	52	Director	1998

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

Raymond De Motte, President, Director. Mr. De Motte has been President of Sterling Mining Co. since 1998. He has also been a director and chief financial officer of Kimberly Gold Mines, Inc. since 1999. Mr. Demotte spends approximately 95% of his time on activities related to Sterling Mining Company. He has held positions in finance and accounting and been Controller, Financial Manager for various international corporations since 1980. He holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration from Golden Gate University in San Francisco, California. Mr. De Motte is a member of the Canadian Institute of Mining and Metals and the Society of Economic Geologists.

Kevin Shiell, Executive Vice President, Director. Mr. Shiell has been a director and executive vice-president of the Company since January 2003. He has also been a foreman and superintendent of Stillwater Mining Company since 1999 and President and a director of Kimberly Gold Mines, Inc. since 2003. Mr. Shiell spends approximately 5% of his time on matters relating to Sterling Mining Company and 95% of his time on his other professional activities. Mr. Shiell has been in the mining business for over 25 years in operation positions such as Mine Foreman, Mine Superintendent and Manager of Operations with various companies in the western United States. He has experience with safety, human relations, mine site construction and infrastructure, as well as development, production and maintenance of operating mines. Mr. Shiell is also a member of the Northwest Mining Association and currently serves as President of Kimberly Gold Mines.

James N. Meek, Vice-President and Chief Financial Officer. Mr. Meek has over 25 years of experience in accounting and asset management in the mining industry. He was appointed Chief Financial Officer of Sterling on September 14, 2005 after having served as acting Chief Financial Officer of the Company since May 26, 2005. From 2004 until joining the Company, Mr. Meek worked as an independent consultant. From 1993 to 2004, Mr. Meek served as Treasurer of Coeur d’Alene Mines Corporation. Mr. Meek has also held the positions of acting controller for Century Mining

Company and Accounting Manager for Asarco Incorporated. He holds a B.A. degree in Mathematics from Rocky Mountain College, a MBA degree from the University of Idaho and is a licensed CPA in the State of Idaho.

Dave Waisman, Director. Mr. Waisman has been employed as a business development manager for SVL Analytical in Kellogg, Idaho since 1993. Prior thereto, he was employed as Senior Exploration Geologist for Hecla Mining. He has degrees in Geology from the University of Montana and Colorado State University and is a Director of the Society of Inland Northwest Environmental Scientists, and on the Advisory Board of Kimberly Gold Mines, Inc. Mr. Waisman has served as a director of the Company since 1998.

Carol Stephan, Director. Ms. Stephan serves as corporate secretary, treasurer, and/or director for several mining companies in the Coeur d’Alene and Spokane areas. Ms. Stephan also owns and operates several businesses in Idaho. Ms. Stephan is a director of Shoshone Silver Mining Company. She has served as a director of Sterling Mining Company since 2003 and Manager of Silver Valley Capital since 2003.

Michael Mooney, Corporate Secretary/Assistant Treasurer. Mr. Mooney was appointed Corporate Secretary of the Company in May 2005. Prior to joining Sterling, Mr. Mooney had spent over 25 years with Hollister-Stier Laboratories LLC of Spokane, Washington, formerly Bayer Corporation, most recently serving as Chief Financial Officer from 1999-2004. He has a Bachelors Degree in Accounting from Gonzaga University in Spokane Washington.

In addition to the foregoing executive officers and directors, the following information is provided with respect to significant employees of the Company at the Sunshine Mine.

Michael McLean. Mr. McLean has served as the Company’s Mine Manager at the Sunshine Mine since 2004. From 2001 – 2004, Mr. McLean was Manager of Engineering at Energy Products of Idaho. He served as the Mine Manager and Chief Engineer of the Sunshine Mine from 1995-2001 and designed and managed production systems at the mine. He holds a B.Sc. in Mining Engineering from the University of Nevada, Reno, and has more than 20 years of experience in mine management and engineering.

Jeffrey Moe. Since September 2005, Mr. Moe has served as the Company’s Chief Geologist at Sunshine Mine. From 1998- 2005, Mr. Moe worked as an independent geologist/exploration consultant on various projects. From 1995 to 2000, he served as a production geologist, senior exploration geologist and managed the AutoCAD mining system at Sunshine Mine. He holds B.A. and M.S. degrees from the University of Montana and is currently doctoral candidate at Dartmouth College.

Board Meetings and Committees

The Board met 6 times during the year ended December 31, 2005. All directors attended at least 75 percent of the meetings of the Board.

The Company does not have an Audit, Disclosure or Nominating/Compensation Committee. The entire board performs the functions of the Audit, Disclosure or Nominating/Compensation Committees.

The entire Board of Directors, performs the functions of the Audit Committee; recommends a firm of independent certified public accountants to audit the annual financial statements; discusses with the auditors and approves in advance the scope of the audit; reviews with the independent auditors their independence, the financial statements and their audit report reviews managements; administration of the system of internal accounting controls; and reviews the Company’s procedures relating to business ethics. The Company does not currently have a written audit committee charter. Dave Waisman is deemed to be an independent director as that term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The Company currently does not have a “financial expert,” as that term is defined by the Securities & Exchange Commission, serving on its Board of Directors.

The Board of Directors has adopted a pre-approval policy requiring that it pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Board Compensation

Directors receive an attendance fee of 2,000 shares of common stock for each director’s meeting attended. Directors also receive reimbursement for out of pocket costs incurred relating to attendance at director’s meetings. The options were granted in consideration of the risks attendant with a directorship and as a recognition of the increased duties and responsibilities imposed upon directors as a result of the Sarbanes-Oxley Act. During the fiscal year ended December 31, 2005, none of the Company’s directors were awarded stock options.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s executive officers, its chief financial officer and all other employees, as well as to the members of the Company’s Board of Directors. A copy of the Company’s Code of Ethics has been filed as an exhibit to this annual report on Form 10-K.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Sterling and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Sterling. Sterling did not have a class of securities registered under the Securities Exchange Act of 1934 in 2005, so directors, officers, and beneficial owners of more than ten percent of the equity securities of Sterling were not subject to the reporting requirements of Section 16(a). However, each of the current officers and directors was required to file a Form 3 on or about February 14, 2006, but filed the report 14 days late on February 28, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Board Report on Compensation

The following Board Report on Compensation and the performance graph included elsewhere in this report do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report or the performance graph by reference therein.

Creating value for our stockholders is the primary objective of Sterling’s Board. Our committee will support this objective by establishing compensation arrangements that will attract and retain qualified executives. At the same time, we are mindful of, and try to balance our executive compensation arrangements that we believe will (1) motive and retain talented individuals and reward performance, (2) provide long term performance incentives, (3) encourage the application of prudent decision making processes in an industry marked by volatility and high risk and (4) maintain the alignment of management’s interests with the interests of Sterling’s stockholders.

In the future, as Sterling’s financial base expands, we will annually review executive compensation. In reviewing the overall compensation of our officers, we will consider the following components of executive compensation: base salaries, stock grants, cash bonuses, and insurance plans.

In establishing base salaries of our officers, we will not rely on independent consultants to analyze or prepare formal surveys for us. However, when considering salary increases we will make informal comparisons of our executive compensation with the compensation paid to executives’ of other publicly and privately held companies similar to Sterling. We also rely on our general knowledge and experience in the mineral exploration and mining industries, focusing on a subjective analysis of each of our executive’s contribution to Sterling’s overall performance. In addition, we take into account the fact that we do not provide significant prerequisites to our executive officers. While specific performance levels or “benchmarks” are not used to establish salaries or grant stock options, we do taken into account historic comparisons of Sterling’s executives with a long term incentive compensation vehicle that could result in future additional compensation to the executives, but only if the value of our common stock increases for all stockholders. All stock options are granted with the exercise prices equal to the fair market value of the common stock on the date of grant. When awarding stock options, we consider the number of options granted on prior occasions and the length of time between option grants. We believe that granting stock options encourages long term performance and helps align the interests of management with our stockholders.

We anticipate that our committee will be reviewing and considering additional incentive compensation arrangements for our executive officers and key management staff.

Respectfully submitted,

Ray DeMotte

Kevin Shiell

Dave Waisman

Carol Stephan

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors functions as the Company’s Compensation Committee. During the Company’s most recently completed fiscal year, Mr. Raymond De Motte, President of the Company, participated in deliberations of the Board of Directors with respect to Mr. De Motte’s annual compensation.

Annual Compensation

The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the prior fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation	Long Term Compensation	All Other Compensation ($)
		Salary ($)	Restricted Stock Awards(#)
Raymond De Motte, President and CEO	2005	60,089.87	0	140,789
	2004	45,499	35,750	63,334
	2003	12,423	0	172,968

(1)	The other compensation represents gain upon the exercise of stock options.

Stock Options

Mr. De Motte was not granted any stock options during the fiscal years ended December 31, 2004 and 2005.

Employment Agreements and Change in Control Arrangements

The Company entered into an employment agreement with Mr. Raymond De Motte, the Company’s President, on January 1, 2004. The agreement, which has a ten-year term, provides for an annual salary of $48,000, to be adjusted annually by the Board of Directors, along with standard health insurance, vacation and company vehicle benefits. Mr. DeMotte’s annual salary was increased to $60,000, effective February 15, 2005. The agreement also provides for a single lump-sum payment of $350,000, net of taxes, in the event Mr. De Motte’s employment is terminated by the Company for reasons other than cause, or if Mr. De Motte terminates his employment for good reason (as defined in the agreement). This amount was increased by the Company’s Board of Directors to $600,000, on January 28, 2005. In addition, pursuant to his employment agreement Mr. De Motte is entitled to put all of his Sterling stock to the Company for an aggregate amount of $200,000 or the aggregate market price of such stock, whichever is greater. In the event Mr. De Motte’s employment is terminated for cause, or if he resigns for reasons other than a good reason, then Mr. De Motte is entitled to a single lump-sum payment, net of taxes, of $100,000.

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers.

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year End ($) (2) Exercisable/ Unexercisable

Raymond De Motte, President and CEO	-0-	—	/	/

(1)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options on the date the options were exercised, and the exercise price.

(2)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options at December 31, 2005, and the exercise price. The fair market value of Sterling’s common stock at December 31, 2005 is determined by the last sale price on that date, which was $ per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2006, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Sterling, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Sterling, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Raymond De Motte	199,486	*
James N. Meek	20,000	*
Michael Mooney	21,060	*
Carol Stephan	88,238	*
Dave Waisman	16,000	*
Kevin Shiell	100
All executive officers and directors as a group (5 persons)	344,884	*

*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its office facilities in Wallace, Idaho from Silver Valley Capital, LLC, an entity whose members include Carol Stephan and Ray De Motte. The lease has a term of 25 years, provides for monthly lease payments of $450, and otherwise contains standard commercial lease terms.

During the twelve months ended December 31, 2005, Mr. Martin Sutti, a director of the Company’s Mexico subsidiary, loaned the Company $29,296 which was repaid by the Company in November 2005. Mr. Sutti also repaid $54,871 during the year 2005 that the Company had loaned to him during 2004 and 2005. During the year ended December 31, 2004, the Company loaned Mr. Sutti $9,065. There were no Related Party balances at December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firm, Williams & Webster, P.S., for fees and expenses billed during fiscal years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Audit fees	79,269	65,880
Audit related fees

Total audit and related fees	79,269	65,880
Other consulting fees
Tax fees

Total fees	$79,269	$65,880

Audit related fees were for reviews of our filings on Form 10 for 2005 and 2004, meetings with the the Board and executive officers, and work required by our filing a registration statement on Form 10.

Each of the permitted non-audit services has been pre-approved by the Board of Directors or the Chief Executive Officer pursuant to delegated authority by the Board of Directors, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

The Board of Directors acting in the capacity of an audit committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Board of Directors may consult with management in the decision-making process, but may not delegate this authority to management. The Board of Directors may delegate its authority to pre-approve services to one or more Board members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page F-1

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Sterling Mining Company, Limited dated February 21, 1903 (1)

3.2	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company, Limited filed April 15, 1952 (1)

3.3	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company filed January 20, 1969 (1)

3.4	Articles of Amendment dated June 28, 2003 (1)

3.5	Bylaws (1)

3.6	Articles of Amendment dated December 30, 2005 (2)

3.7	Amended and Restated Bylaws (2)

10.1	Mining Lease and Agreement dated June 6, 2003 between Sunshine Precious Metals, Inc. and Sterling Mining Company (1)

10.2	“Equipment Purchase Agreement” dated October 18, 2003 between Sterling Mining Company and Sunshine Mining Company and American Reclamation, Inc. (1)

Exhibit No.	Description

10.3	Mining Lease and Agreement dated February 4, 2004 between Chester Mining Company and Sterling Mining Company (1)

10.4	Mining Lease and Agreement dated February 25, 2004 between Mineral Mountain Mining and Milling Company and Sterling Mining Company (1)

10.5	Mining Lease and Agreement dated July 20, 2004 between Merger Mines Corporation and Sterling Mining Corporation (1)

10.6	Agreement dated September 16, 2004 between Metropolitan Mines Corporation, Limited and Sterling Mining Company (1)

10.7	Mining Lease Agreement effective June 30, 2002 between Jeremy King and Sterling Mining Company (1)

10.8	Mining Lease Agreement effective March 21, 2003 between Silver Bowl, Inc. and Sterling Mining Company (1)

10.9	Mining Lease Agreement effective March 21, 2003 between New Era Mines, Inc. and Sterling Mining Company (1)

10.10	Mining Lease Agreement between United Mines, Inc. and Sterling Mining Company (1)

10.11	Mining Lease dated April 23, 1996 between Sterling Mining Company (as lessor) and Silver Valley Resources Corporation (as lessee) (1)

10.12	Mineral Lease Agreement dated November 26, 2004 between Timberline Resources Corporation and Sterling Mining Company (1)

10.13	Mining Lease Agreement dated January 15, 2003 between James Ebisch and Ryan Reich as lessors and Sterling Mining Company as lessee. (1)

10.14	Memorandum of Understanding dated January 17, 2004 between Sterling Mining Company and Martin Bernardo Sutti Courtade (1)

10.15	Lease Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.16	Exploitation Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexcio, S.A. de C.V. (1)

10.17	Letter of Intention dated May 19, 2004 entered into among Minera San Acacio, S.A. de C.V., Amado Mesta Howard, Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.18	Employment Agreement dated January 1, 2004 between Sterling Mining Company and Raymond De Motte # (1)

10.19	Form of Employee Non-Disclosure Agreement (1)

10.20	Commercial Lease between Silver Valley Capital, LLC and Sterling Mining Company (1)

10.21	Employment Agreement dated May 5, 2005 between Sterling Mining Company and Michael L. Mooney # (1)

10.22	Subscription Agreement dated July 12, 2004 between Mascot Silver-Lead Mines, Inc. and Sterling Mining Company (1)

10.23	Form of Stock Option Agreement of Sterling Mining Company (1)

10.24	Form of Stock Subscription Agreement (Non-U.S.) (1)

10.25	Form of Stock Subscription Agreement (U.S.) (1)

14.1	Code of Ethics *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

21.1	List of Subsidiaries (1)

Exhibit No.	Description

#	Denotes a management contract or compensatory plan.

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form 10 on December 14, 2005, File # 000-51669, and incorporated herein by reference.

(2)	Filed with the Company’s Amended Registration Statement on Form 10/A on February 13, 2006, File #000-51669, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING MINING COMPANY

Date: April 17, 2006	By:	/s/ Raymond DeMotte
Raymond De Motte, President and Chief Executive Officer

Date: April 17, 2006	By:	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2006	/s/ Raymond DeMotte
Raymond De Motte, President, Chief Executive Officer and Director

Date: April 17, 2006	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Date: April 17, 2006	/s/ Kevin Shiell
Kevin Shiell, Director

Date: April 17, 2006	/s/ Carol Stephan
Carol Stephan, Director

Date: April 17, 2006	/s/ Dave Waisman
Dave Waisman, Director

STERLING MINING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Sterling Mining Company

Coeur d’Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sterling Mining Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Mining Company as of December 31, 2005 and 2004 and the results of its operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $14,490,039 at December 31, 2005, has limited revenue and substantial continuing financial development needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 12, 2006

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,270,849	$363,464
Marketable securities	288,715	694,241
Accounts receivable, net	42,934	20,062
Accounts receivable - related party	—	9,065
Notes receivable	25,000	5,000
Inventories	252,275	88,774
Prepaid expenses and deposits	82,645	90,607
Other current assets	58,581	105,619

Total Current Assets	2,020,999	1,376,832

INVESTMENTS	724,853	1,431,053

PROPERTY AND EQUIPMENT
Office and mining equipment	506,240	477,973
Less: accumulated depreciation	(38,392)	(16,511)

Total Property and Equipment	467,848	461,462

OTHER ASSETS
Prepaid long-term leases	441,806	412,500

TOTAL ASSETS	$3,655,506	$3,681,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$403,001	$80,214
Accrued expenses	365,492	784,365
Unearned revenue	80,885	—
Note payable	—	160,000

Total Current Liabilities	849,378	1,024,579

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 40,000,000 shares authorized, 18,477,419, 16,059,128 and 12,451,627 shares issued and outstanding, respectively	923,871	802,956
Additional paid-in capital	16,636,821	11,181,183
Accumulated deficit	(14,490,039)	(9,941,082)
Accumulated other comprehensive income (loss)	(264,525)	614,211

TOTAL STOCKHOLDERS’ EQUITY	2,806,128	2,657,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,655,506	$3,681,847

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUES	$491,716	$62,873	$8,448
COST OF REVENUES	362,758	57,060	3,433

GROSS PROFIT	128,958	5,813	5,015

EXPENSES
Exploration	2,794,511	3,223,737	2,944,209
Pre-production costs	124,029	—	—
General and administrative	1,223,312	1,657,933	1,128,340
Stock compensation	—	—	237,576
Depreciation and amortization	21,881	15,038	1,473
Professional services	220,836	110,480	31,663

Total Expenses	4,384,569	5,007,188	4,343,261

LOSS FROM OPERATIONS	(4,255,611)	(5,001,375)	(4,338,246)
OTHER INCOME (EXPENSE)
Loss on investments	(78,356)	(231,126)	(30,700)
Interest and dividends	7,162	8,402	446
Interest expense	(42,901)	(79,150)	—
Gain (loss) on foreign currency remeasurement	(179,251)	8,662	—

Total Other Income (Expense)	(293,346)	(293,212)	(30,254)

LOSS BEFORE INCOME TAXES	(4,548,957)	(5,294,587)	(4,368,500)
INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(4,548,957)	(5,294,587)	(4,368,500)
GAIN FROM DISCONTINUED OPERATIONS	—	—	217,739

NET LOSS	(4,548,957)	(5,294,587)	(4,150,761)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(878,736)	(810,302)	1,446,000

COMPREHENSIVE LOSS	$(5,427,693)	$(6,104,889)	$(2,704,761)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.26)	$(0.35)	$(0.45)
From discontinued operations	—	—	0.02

Total basic and diluted loss per share	$(0.26)	$(0.35)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	17,461,808	15,298,200	9,720,000

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2003	4,982,391	$249,120	$223,136	$(495,734)	$(21,487)	$(44,965)
Issuance of common stock:
- for cash at an average of $0.27 per share less expenses of $195,240	3,314,009	165,700	541,168	—	—	706,868
- for services at an average of $0.83 per share	217,693	10,885	169,902	—	—	180,787
- for a lease at $0.65 per share	2,000,000	100,000	1,200,000	—	—	1,300,000
- for investments at $0.68 per share	50,000	2,500	(2,500)	—	—	—
- adjustments for noncash consideration	31,000	1,550	(1,550)	—	—	—
Retirement of common stock:						—
- for investments at $8.52 per share	(10,652)	(533)	(120,231)	—	—	(120,764)
Stock option activity:
- granted at an average of $0.50 per share	—	—	1,035,913	—	—	1,035,913
- exercised at an average of $0.74 per share	234,300	11,715	162,510	—	—	174,225
Warrant activity:						—
- issued with common stock shares less expenses of $420,590	—	—	556,412	—	—	556,412
- exercised at an average of $0.71 per share	1,632,886	81,644	1,078,021	—	—	1,159,665
Net loss for the year ended December 31, 2003	—	—	—	(4,150,761)	—	(4,150,761)
Unrealized gain on investments	—	—	—	—	1,446,000	1,446,000

Balances, December 31, 2003	12,451,627	622,581	4,842,781	(4,646,495)	1,424,513	2,243,380
Issuance of common stock:
- for cash at an average of $3.23 per share less offering expenses of $208,195	523,125	26,156	1,453,767	—	—	1,479,923
- for services at an average of $6.04 per share	42,598	2,130	255,356	—	—	257,486
- for leases at an average of $7.31 per share	30,000	1,500	217,700	—	—	219,200
- for investments at an average of $12.67	80,000	4,000	1,009,500	—	—	1,013,500
- for accrued expenses at $0.99 per share	24,397	1,220	22,979	—	—	24,199
Retirement of common stock:						—
- for investments at $10.00 per share	(100)	(5)	(995)	—	—	(1,000)
Stock option activity:						—
- granted for payment of expenses at $6.00 per share	—	—	517,690	—	—	517,690
- exercised at an average of $0.75 per share	672,809	33,640	470,967	—	—	504,607
- repurchased from option holders	—	—	(27,897)	—	—	(27,897)
Warrant activity:						—
- issued with common shares	—	—	604,348	—	—	604,348
- exercised at an average of $.76 per share	2,234,672	111,734	1,585,035	—	—	1,696,769
- issued for payment of expenses	—	—	229,952	—	—	229,952
Net loss for the year ended December 31, 2004	—	—	—	(5,294,587)	—	(5,294,587)
Unrealized loss on investments	—	—	—	—	(810,302)	(810,302)

Balances, December 31, 2004	16,059,128	802,956	11,181,183	(9,941,082)	614,211	2,657,268
Issuance of common stock:
- for cash with attached warrants at an average of $2.44 per share	1,470,477	73,524	3,518,477	—	—	3,592,000
- for cash at an average of $2.00 per share	325,000	16,250	633,750	—	—	650,000
- for services at an average of $3.32 per share	82,300	4,115	268,835	—	—	272,950
- for leases at an average of $3.91 per share	151,500	7,575	584,700	—	—	592,275
Stock option activity:
- exercised at $0.75 per share	347,693	17,385	243,385	—	—	260,770
Warrant activity:
- exercised at an average of $3.00 per share	69,444	3,472	204,860	—	—	208,332
Miscellaneous adjustments	(28,123)	(1,406)	1,631	—	—	225
Net loss for the year ended December 31, 2005	—	—	—	(4,548,957)	—	(4,548,957)
Unrealized loss on investments	—	—	—	—	(878,736)	(878,736)

Balances, December 31, 2005	18,477,419	$923,871	$16,636,821	$(14,490,039)	$(264,525)	$2,806,128

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,548,957)	$(5,294,587)	$(4,150,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain from discontinued operations	—	—	(217,739)
Depreciation and amortization	21,881	15,038	1,473
Loss on investment transactions	78,356	231,126	30,700
Miscellaneous equity adjustments	225	—	—
Common stock issued for exploration lease expenses	592,275	219,200	1,300,000
Common stock issued for services	272,950	257,486	180,787
Payment of expenses with stock warrants	—	229,952	87,390
Payment of expenses with stock options	—	517,690	1,035,913
Changes in operating assets and liabilities:
Accounts receivable	(22,872)	20,098	(36,449)
Accounts receivable - related party	9,065	—	—
Notes receivable	(20,000)	(5,000)	—
Inventories	(163,501)	(88,774)	—
Prepaid expenses	7,962	(410,051)	(93,056)
Other assets	17,732	(105,619)	—
Accounts payable	322,787	54,921	4,574
Accounts payable - related party	—	(9,644)	—
Accrued expenses	(418,871)	(85,786)	870,151
Unearned revenue	80,885	—	—
Accrual of deferred equity acquisition costs	—	—	(33,000)

Net cash used by operating activities	(3,770,083)	(4,453,950)	(1,020,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(50,922)	(509,721)	(327,688)
Proceeds from sale of investments	205,555	199,585	8,544
Equipment purchases	(28,267)	(40,924)	(437,049)

Net cash used by investing activities	126,366	(351,060)	(756,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net of expenses	4,242,000	2,084,272	1,208,891
Proceeds from exercise of stock options and warrants	469,102	2,201,376	1,333,890
Proceeds from notes payable	—	200,000	—
Payment of notes payable	(160,000)	(40,000)	—
Stock options purchased from option holders	—	(43,750)	—

Net cash provided by financing activities:	4,551,102	4,401,898	2,542,781

Net increase (decrease) in cash and cash equivalents	907,385	(403,112)	766,571
Cash and cash equivalents, beginning of year	363,464	766,576	5

Cash and cash equivalents, end of year	$1,270,849	$363,464	$766,576

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$124	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$272,950	$257,486	$180,787
Common stock issued for investments	$—	$1,013,500	$—
Common stock issued for exploration lease expenses	$592,275	$219,200	$1,300,000
Common stock issues for accrued expenses	$—	$24,198	$—
Common stock options issued for expenses	$—	$517,690	$1,035,913
Common stock warrants issued for expenses	$—	$229,952	$87,390
Retirement of common stock from investments	$—	$1,000	$120,764

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sterling Mining Company was incorporated in the State of Idaho on February 18, 1903 for the purpose of exploring and developing mineral properties through the sale, leasing or joint venture of such properties. The consolidated financial statements presented herein include those of Sterling Mining Company and its majority-owned subsidiary, Sterling Mining de Mexico S.A. de C.V., collectively herein referred to as “the Company.” Sterling Mining de Mexico S.A. de C.V. was incorporated in Mexico on February 27, 2004 to engage in the business of exploring and developing mining properties in Mexico.

The Company is engaged in the exploration of mining properties in the Coeur d’Alene Mining District region in North Idaho, in Montana and in the State of Zacatecas, Mexico.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable

The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2005, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $21,941.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the year because no policy on compensated absences had been adopted at December 31, 2005, and management has deemed that any liability arising from these provisions in the future would be immaterial.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company also maintains cash in a Mexican bank. The Mexican account, which had a U.S. dollar balance of $97,044 at December 31, 2005, is denominated in pesos and is considered uninsured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” See Recent Accounting Pronouncements.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of December 31, 2005, the Company had outstanding options and warrants totaling 1,979,091 shares which were considered anti-dilutive.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2005, 2004 and 2003 were $2,794,511, $3,223,737 and $2,944,209, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at December 31, 2005 and 2004. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

Foreign Currency Remeasurement

The Company created a Mexican subsidiary during 2004 for the purpose of exploration and exploitation of silver bearing minerals in Mexico. The Company remeasures into United States dollars its assets, liabilities, revenues, expenses, gains, and losses on the transactions of its Mexico subsidiary according to generally accepted accounting principles when those transactions are reported.

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has a large net loss for the year ended December 31, 2005 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately ten million dollars to continue operations in calendar year 2006 as the Company continues mining operations in Mexico and prepares to begin mining operations at the Sunshine Mine in Idaho.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at December 31, 2005 represented supplies inventory in Mexico, minerals inventory in Mexico and silver coins inventory in Idaho.

Mineral Development Costs

The Company will capitalize property acquisition costs for undeveloped mineral interests that have significant potential to develop an economic ore body. The Company will amortize the capital costs based on proven and probable ore reserves if an economic ore body is developed. If an economic ore body is not discovered, previously capitalized costs are expensed in the period in which it is determined that the property does not contain an economic ore body. Costs to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a unit of production basis over proven and probable reserves. Gains and losses on the sales or retirement of assets are recorded as other income or expense.

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the 20 year Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term. See Note 5.

Minority Interest

The Company owns 99% of its Mexico subsidiary, Sterling Mining de Mexico S.A. de C.V. The 1% minority in the subsidiary is owned by an individual. A minority interest is not shown on the balance sheet because there is a negative value to the capital account of the minority interest holder. Additionally, the minority holder is not expected to make additional capital contributions. During 2003, the Company disposed of another majority-owned subsidiary in Ashington Mining Corporation. See Note 11.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary after elimination of intercompany accounts and transactions. The majority-owned subsidiary of the Company is named above.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 4.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2005, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $3,390,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005.

The Company’s deferred tax assets are estimated as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$9,970,000	$6,360,000

Deferred tax asset	$3,390,000	$2,160,000

Deferred tax asset valuation allowance	$(3,390,000)	$(2,160,000)

At December 31, 2005, the Company has net operating loss carryforwards of approximately $9,970,000, which expire in the years 2016 through 2025. The change in the allowance account from December 31, 2004 to December 31, 2005, was approximately $1,230,000.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” (hereinafter “FIN No. 47”),

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Management does not believe the adoption of this statement impacts these consolidated financial statements. However, recognition of asset retirement obligation liabilities may become necessary in the future. See Note 10.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” (hereinafter “SFAS No. 153”), The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Management does not expect the adoption of this statement to have a material impact on its future consolidated financial position or results of operations, based upon the Company’s history of transactions and exchanges of property.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Management has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”), SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period financial statement presentation. This reclassification has not resulted in changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition Policy

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is considered probable. The passing of title to the customer is based on terms of sales contracts. Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments. The Company recognizes revenue from coin sales when title passes, which is typically when cash is received in exchange for the coins. The Company began recognizing revenue from its mining operations in Mexico during the fourth quarter of 2005. Revenue is recognized when payment is reported by the refining plant. Advance payments are recorded as deferred revenue.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments.” The Company has adopted this statement, as previously discussed.

Treasury Stock

The Company may endeavor to reacquire common stock from shareholders. When such stock is reacquired, it is cancelled and is no longer considered outstanding.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENTS

Investment in Securities

The Company’s investment portfolio consists primarily of small-cap mining stocks, options and warrants.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the years ended December 31, 2005 and 2004, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for- sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method and are included in earnings. The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost bases of specific investment accounts.

Certain “other investments” are in companies with very limited volume and stable trading prices. Thus, fair market values tend to shift only fractionally. At December 31, 2004, the cost and fair market values were identical for each of these “other investments.” On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

At December 31, 2005 and 2004, the market values of marketable securities were as follows:

	December 31, 2005		December 31, 2004
	Fair Value	Cost	Fair Value	Cost
Marketable Securities	$288,715	$340,957	$694,241	$414,940

At December 31, 2005 and 2004, the market values of available-for-sale long-term and other investments were as follows:

	December 31, 2005		December 31, 2004
	Fair Value	Cost	Fair Value	Cost
Long-term investments	$381,539	$437,369	$772,633	$437,723
Other investments	343,314	499,768	658,420	658,420

	$724,853	$937,137	$1,431,053	$1,096,143

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

The following represents the components of both current and long-term investments:

	December 31, 2005	December 31, 2004
Current available-for-sale securities:
Cost	$340,957	$414,940
Unrealized holding gains	33,736	344,915
Unrealized holding losses	(85,978)	(65,614)

Fair market value	$288,715	$694,241

Long-term available-for-sale investments:
Cost	$937,137	$1,096,143
Unrealized holding gains	6,491	334,910
Unrealized holding losses	(218,775)	—

Fair market value	$724,853	$1,431,053

The value of the Company’s marketable securities and long-term investments decreased during the period from December 31, 2004 to December 31, 2005, primarily due to a decrease in the market prices for small-cap stocks in the precious metals industry. Marketable securities decreased by approximately $405,526 and long-term investments decreased by approximately $391,094. The Company’s management believes that these decreases are not permanent in nature. The Company adjusts the value of its securities to current market prices at the end of each reporting period.

The value of other investments which include stock purchase options and stock purchase warrants also decreased during the period from December 31, 2004 to December 31, 2005 by approximately $315,106. The Company adjusts the balance of its options and warrants at the end of each reporting period using the Black-Scholes options pricing model. The values of these instruments are expected to continue to decrease over time as their expiration dates approach. However, the valuations are subject to market prices, and there may be periods in which the values of certain instruments rise.

NOTE 4 – EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation are three to ten years.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

The following summarizes capitalized equipment and accumulated depreciation:

	December 31, 2005	December 31, 2004
United States:
Mining equipment	$411,059	$411,059
Automobile	21,260	21,260
Office equipment	28,125	26,162
Other equipment	8,517	8,517

	468,961	466,998
Less: accumulated depreciation	(32,757)	(15,633)

	436,204	451,365

Mexico:
Office equipment	37,279	10,975
Less: accumulated depreciation	(5,635)	(878)

	31,644	10,097

Total	$467,848	$461,462

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $21,881, $15,038 and $1,473, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts, or other acceptable measures. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – MINERAL PROPERTIES

The Company conducts exploration activities on patented and unpatented mining claims, and where appropriate, seeks joint-venture partners to lease or sell such properties.

Sunshine Mine

On June 6, 2003, the Company leased the Sunshine Mine, which includes approximately 240 patented and unpatented mining claims and related infrastructure buildings and equipment. The property includes the Sunshine Mine and Mill and all of the proximate support buildings, including the shops, dry, assay office, mine office, warehouse, hoist house, compressor building and surface and underground equipment. The leased property also includes the ConSil Mine and Mill and related infrastructure buildings and equipment. The lease, with a term of 15 years, provides an option for the Company to purchase the property for an amount between $3 and $5 million, indexed to the price of silver. The Company issued two million shares of common stock, assumed certain property tax payments in arrears and made other cash payments to secure the lease. The Company pays a monthly lease fee of $10,000 per month and is subject to certain royalty interests payable to third parties when the mine is in production. There are no work requirements included in the lease other than to comply with applicable laws and regulations. The Company is developing a plan to put the mine back into production and is concurrently engaging in surface exploration that has consisted of geochemical and geophysical studies and core diamond drilling. The Company has subsequently acquired by lease, several adjacent properties to the Sunshine Mine that are accessible from the underground workings of the mine.

Galena-East/West Claims

The Company owns, by right of location, 17 unpatented mining claims in the Coeur d’ Alene Mining District Region which are adjacent to the Galena Mine property of Coeur Silver Valley, Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation. In 1996, CSV

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

signed a 20 year lease on the claim group which requires payment to the Company of an annual royalty of $4,200 and a 15% net profit interest. CSV reported during 2004 it mined and milled approximately 11,100 tons of development material on the property with a silver grade of approximately 12 ounces per ton.

Chester Group of Mining Claims

On February 4, 2004, the Company leased the Chester Group which consists of nine patented mining claims and a 1/3 interest in four other patented mining claims that are adjacent to the mining claims of the Sunshine Mill. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $600 per month until such time as a royalty of 4% on net returns or a royalty of 20% of net profits is payable. The Company is also obligated by the lease to issue to Chester Mining Company 50,000 shares of restricted Sterling Mining Company common stock on each anniversary date that the lease is in effect.

JE Prospect

On January 15, 2003, the Company signed a lease on the JE Prospect covering 220 acres in northwest Montana. Pursuant to the agreement, in year 1 of the lease the Company located 17 claims covering an additional 340 acres. The lease payment schedule is as follows:

•	$1,000 upon execution of the agreement, and upon 30 day and 10 month anniversaries

•	$4,000 by October 31, 2004, $7,500 by October 31, 2005 and 2006

•	$12,500 by October 31, 2007 and $15,000 by October 31, 2008

•	$20,000 per year on all subsequent October 31st dates

A production royalty of 2% gross returns will be paid to lessors on the total dollar value of the sales price of metals recovered from the property. During years 1-10 of the agreement, 0.5% of the aforementioned production royalty may be bought by the Company for $500,000. The remaining 1.5% royalty will remain effective through the life of the agreement, unless another buyout is negotiated. In year 2 of the lease, there is no work commitment other than the minimum requirement for claim maintenance unless the Company elects to withdraw from the project. In year 3, the Company is obligated for one drill hole, a minimum of 1,200 feet deep. In years 4 through 10, the Company is required to do a minimum of 1,000 feet of drilling per year.

Merger Mines Mining Claims

The Company leased the Merger Mines group of thirty five patented mining claims that are adjacent to the mining claims of the Sunshine Mine on July 6, 2004. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $2,500 per year until such time as a royalty of 5% on net smelter returns is payable. The advance royalty increases to $5,000 per year at the beginning of the sixth year, increases to $7,500 per year at the beginning of the eleventh year, and increases to $10,000 at the beginning of the twenty-first year. The Company also issued to Merger Mines Corporation 20,000 shares of restricted Sterling Mining Company common stock as required by the lease at the beginning of the lease term. The Company is required to perform certain exploration

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

activities during the first 18 months with minimal costs to be incurred of $25,000, during the second 18 months with minimal costs to be incurred of $100,000, and following the first 36 months a minimum of $25,000 per year.

Metropolitan Mines Mining Claims

The Company leased on September 16, 2004 the Metropolitan Mines Corporation’s group of forty unpatented mining claims and Metropolitan’s partial interest in two patented claims that are adjacent to the mining claims of the Sunshine Mine. The Company also conveyed to and leased back from Metropolitan Mines Corporation 37 unpatented mining claims. The lease term is indefinite until cancelled. The lease is subject to an advance royalty payable by the Company of $1,000 per month until such time as ore is produced from the Metropolitan property. Net proceeds, when ore is produced, are to be split between Metropolitan (16% or 50%) and the Company (84% or 50%) depending upon the location of the production. Metropolitan Mines Corporation also delivered 200,000 shares of their restricted common stock to the Company as part of the aforementioned lease transactions.

Mineral Mountain Mining Claims

The Company leased the Mineral Mountain Mining and Milling Company group of four patented mining claims that are adjacent to the mining claims of the Sunshine Mine on February 25, 2004. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $3,600 per year until such time as net profits royalties of 3% are payable. The Company also issued to Mineral Mountain 30,000 shares of restricted Sterling Mining Company common stock as required by the lease at the beginning of the lease term.

Northwest Montana Group Claims

The Company leased four groups of unpatented mining claims located in Lincoln and Sanders Counties in Western Montana from Timberline Resources Corporation. Each claim group has the potential to host stratabound silver/copper deposits in the favorable Revett rock formation. The Lucky Luke Claim Group consists of twenty unpatented mining claims in Sanders County, the Standard Creek Claim Group consists of twenty nine unpatented mining claims in Lincoln County, the Minton Pass Claim Group consists of twenty unpatented mining claims in Sanders County, and the East Bull Claim Group consists of twenty six unpatented mining claims in Lincoln county, Montana. The lease was dated November 26, 2004, has a term of 20 years and is renewable for an additional twenty years. The lease is subject to an advance royalty of $5,000 for each of the above claim groups that remain subject to the lease on June 1 of each year beginning in 2007. The Company will be obligated for a payment of $20,000 on June 1, 2007 if it then continues to hold by lease all four groups. Consideration provided to Timberline by the Company consisted of recognizing as paid a $65,500 receivable, and a cash payment to Timberline of $19,600.

Other U.S. Exploration Prospects

The Company has numerous exploration prospects held by ownership, lease or lease option in the states of Idaho and Montana comprising over 4,000 acres of unpatented mining claims. Generally

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

mining properties are leased for 10 to 25 year terms with a net smelter return of 1% to 2%, or an operating profit interest up to 50% due to the owner. Owned properties are unpatented mining claims subject to the paramount title of the federal government, subject to annual work requirements and annual fees.

Sterling Mining De Mexico, S.A. De C.V. Properties

The Company formed Sterling Mining De Mexico, S.A. De C.V. in February, 2004, to engage in the exploration and exploitation of silver minerals in Mexico. Sterling Mining De Mexico is a 99% owned subsidiary of Sterling Mining Company. As of December 31, 2005, the Company had invested approximately $3.08 million dollars in its Mexican subsidiary, of which a significant portion has been used to lease and construct the Barones plant and acquire silver bearing mineral concessions and leases near the plant.

These properties include:

Barones Lease

The Barones property is located approximately three kilometers northeast of the city of Zacatecas, in the state of Zacatecas, Mexico. The Barones project consists of a vat leach plant for the treatment of silver bearing tailings at the plant site and silver bearing minerals from other properties near the site. The property consists of approximately five hectares (12 acres). The lease agreement requires payments of 50% of net profits up to a maximum of $4.55 million. Payments are in shares of the Company’s common stock at a price of $10.00 per share.

San Acacio Lease

The San Acacio lease is located approximately five kilometers northeast of the City of Zacatecas and two kilometers from the Barones Plant. The property consists of approximately ten exploitation concessions containing approximately 745 hectares (1,840 acres). The properties have been worked in the past at shallow depths for the extraction of silver minerals.

Other Mexico Mineral Concessions

Sterling Mining De Mexico, S.A. De C.V. holds several exploration mineral concessions that are situated approximately 60 kilometers to the southeast of the city of Zacatecas. These include the Tesorito Group, the Esperanza Group, the La Aventurera Group, and the Bolshoi. These properties comprise approximately 5,000 hectares (12,350 acres). Some of these properties have been worked in the past at shallow depths for the extraction of silver minerals.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company loaned a director of its Mexico subsidiary $9,065. This amount is recorded on the balance sheet as an account receivable from related parties.

During the year ended December 31, 2005, a director of the Company’s Mexico subsidiary loaned the Company $29,296 which was repaid. This director also repaid $54,871 during the year ended December 31, 2005, which included $9,065 the Company had loaned to him during 2004. There were no related party balances at December 31, 2005.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 – COMMON STOCK

During the year ended December 31, 2005, the Company issued 325,000 shares of common stock for cash proceeds of $650,000; issued 82,300 shares of common stock for services valued at $272,950 and issued 151,500 shares of common stock for lease expenses valued at $592,275. Additionally, the Company issued 1,470,477 shares of common stock with attached warrants for total cash proceeds of $3,592,000. These warrants were valued at $577,754. The Company issued 69,444 shares of common stock upon the exercise of warrants for cash proceeds of $208,332 and issued 387,167 shares of common stock upon the exercise of stock options for cash proceeds of $260,770.

During the year ended December 31, 2004, the Company issued 523,125 shares of common stock for cash of $1,688,119, issued 24,397 shares of common stock for accrued expenses valued at $24,199, issued 42,598 shares of common stock for services valued at $257,486, issued 80,000 shares of common stock for securities investments of $1,013,500, and issued 30,000 shares of common stock for lease expenses valued at $219,200. Additionally, the Company issued 2,234,672 shares of common stock upon the exercise of warrants valued at $537,918 and the receipt of $1,696,769; issued 672,809 shares of common stock upon the exercise of stock options valued at $338,862 and the receipt of $504,607; and retired 100 shares of purchased common stock valued at $1,000.

During the year ended December 31, 2003, the Company issued 3,314,009 shares of common stock for cash of $902,108, issued 217,693 shares of common stock for services valued at $180,767, issued 31,000 shares of common stock for non-cash consideration, and 2,000,000 shares of common stock for leased property valued at $1,300,000. Additionally, the Company issued 1,632,886 shares of common stock upon the exercise of warrants valued at $300,036 and the receipt of $1,159,665; issued 234,300 shares of common stock upon the exercise of stock options valued at $119,349 and the receipt of $174,225; and retired 10,652 shares of purchased common stock valued at $120,764, and issued 50,000 shares of common stock for securities.

NOTE 8 – STOCK OPTIONS

On April 16, 1999, the Company’s board of directors approved a stock option plan. The number of shares eligible for issuance under the plan is to be determined by the Company’s board of directors.

During the year ended December 31, 2005, 347,693 stock options were issued for cash proceeds of $260,770. There were no stock options granted during 2005.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

During the year ended December 31, 2004, the Company granted 100,000 options with an exercise price of $6.00 and an expiration date of June 6, 2006 for consulting services. The fair value of the options was estimated on the date of issuance at $517,690 using the Black-Scholes option pricing model. The following assumptions were made in estimating the option’s fair value: a risk free interest rate of 2.70%, volatility of 154.22% and an expected life of 2 years. Also, during the year ended December 31, 2004, 424 options valued at $93 expired and 672,809 options were exercised for cash of $504,607.

During the year ended December 31, 2003, the Company granted 2,056,000 options with exercise prices ranging from $0.50 to $2.00 with expirations at various dates through 2013 to officers, directors and consultants. The fair value of each option was estimated on the date of issuance using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value: risk-free interest rates of 1.08% to 3.36%, volatility of 99% to 153% and expected lives of 1 to 10 years. The total value of options granted was calculated at $1,035,913. Also, during the year ended December 31, 2003, 100,000 options valued at $33,172 expired, and 234,300 options were exercised for cash of $174,225.

Following is a summary of stock option activity during the years ending December 31, 2004 and 2005:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	100,000	$0.33
Granted	2,056,000	0.75
Exercised	(234,300)	0.74
Expired	(100,000)	0.48

Options outstanding at December 31, 2003	1,821,700	0.75

Granted	100,000	6.00
Exercised	(672,809)	0.75
Expired	(424)	0.75
Purchased from option holders	(65,000)	0.75

Options outstanding at December 31, 2004	1,183,467	1.19

Granted	—	—
Exercised	(347,693)	0.75
Expired	—	—

Options outstanding at December 31, 2005	835,774	$1.38

The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 was $5.18 and $0.50, respectively. No options were granted during the year ended December, 2005.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Under Options Exercisable	Weighted Average Exercise Price
$ 0.75	735,774	4.00	$0.75	735,774	$0.75
6.00	100,000	0.43	6.00	100,000	6.00

$ 0.75 - 6.00	835,774	3.57	$1.38	835,774	$1.38

Equity Compensation Plans Not Approved by Shareholders	Shares Issuable Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Shares Available for Issuance
1999 Stock Option Plan	835,774	$1.38	n/a	*

*	To be determined by the Company’s board of directors.

NOTE 9 – COMMON STOCK WARRANTS

During the year ended December 31, 2005, the Company granted 1,018,317 common stock warrants with exercise prices ranging from $2.25 to $5.00 and expirations at various dates through 2008. The total value of the warrants issued was estimated at $577,754. During 2005, the Company cancelled 150,000 previously issued warrants. These warrants were replaced with 100,000 warrants at a reduced exercise price and a prolonged exercise term. Based upon a comparison of the fair value of the modified award with the fair value of the award immediately before the modification, an adjustment was deemed unnecessary.

During the year ended December 31, 2004, the Company granted 374,178 common stock warrants with exercise prices ranging from $1.93 to $7.00 and expirations at various dates through 2008. The total value of the warrants issued was estimated at $834,300.

During the year ended December 31, 2003, the Company granted 4,073,466 common stock warrants with exercise prices ranging from $0.40 to $3.50 and expirations at various dates through 2006. The total value of the warrants issued was estimated at $977,002.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Following is a summary of stock warrant activity for the years ended December 31, 2003, 2004 and 2005.

	Common Shares Under Warrants	Exercise Price Per Share	Fair Value Per Share At Grant Date	Expiration Date
Outstanding at January 1, 2003	—	n/a	n/a	n/a
Warrants issued in connection with sale of common stock	3,714,009	$0.84	$0.45 - $6.60	2/04 - 9/05
Warrants issued in connection with adverstising agreement	150,000	$0.75	$0.82	8/05
Warrants issued for financing expenses	209,457	$0.75	$2.25	7/06
Warrants exercised	(1,632,886)	$0.71	$0.45 - $6.30	2/04 - 7/06

Outstanding at December 31, 2003	2,440,580	$0.92	$0.45 - $6.60	2/04 - 7/06

Warrants issued in connection with sale of common stock	275,000	$7.00	$6.10 - 13.40	8/05 - 5/08
Warrants issued in connection with lease agreement	99,178	$3.73	$5.90	12/04 - 6/05
Warrants exercised	(2,234,672)	$0.76	$0.40 - $2.00	2/04 - 7/06
Warrants expired	(79,197)	$1.54	$0.40 - $3.00	2/04 - 12/04

Outstanding at December 31, 2004	500,889	$5.43	$3.50 - $13.40	1/05 - 5/08

Warrants issued in connection with sale of common stock	1,018,317	$3.03	$2.25 - $5.00	3/06 - 2/08
Warrants issued as replacement for cancellation	100,000	$3.50	$3.60	2/08
Warrants exercised	(69,444)	$3.00	$3.00	1/05
Warrants expired	(256,445)	$1.00	$3.00 - $7.00	6/05 - 9/05
Warrants cancelled	(150,000)	$7.00	$2.12	2/06

Outstanding at December 31, 2005	1,143,317	$3.12	$2.25 - $7.00	2/06 - 2/08

The weighted average fair value of warrants granted during the years ended December 31, 2005, 2004 and 2003, was $0.47, $2.23 and $0.24, respectively.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Lease	Production Royalties Payable (1)	2005 Annual Lease Fees	2005 Annual Work Required
Barones Concession (2)	Yes	$—	None
Chester Claim Group (3)	Yes	7,200	None
J.E. Prospect	Yes	4,000	None
Merger Mines Claim Group	Yes	2,500	None
Metropolitan Mines Claim Group	Yes	12,000	None
Mineral Mountain Claim Group	Yes	3,600	None
Montana Revett Claim Group (4)	Yes	—	None
San Acacio Concession	Yes	150,000	None
Sunshine Mine and Infrastructure (5)	Yes	120,000	None

		$299,300

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 225 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on June 1, 2007.

(5)	Production royalties are not payable to lessor, but are payable to third parties.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $1,250 per month through September 2006. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $850 per month through November 2005, increasing to $875 from December 2005 through November 2006 and increasing to $902 from December 2006 through November 2007.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2006	$313,327
December 31, 2007	338,624
December 31, 2008	330,300
December 31, 2009	337,800
December 31, 2010	337,800

Total minimum lease payments	$1,657,851

Compliance with Environmental Regulations

The Company is subject to a variety of federal, state and local statues, rules and regulations designed to protect the quality of the water and air, and threatened or endangered species, in the vicinity of many of its mining operations. These regulations include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility. The Company is investigating the necessary environmental requirements and any bonding necessary to comply with the regulations.

Employment Agreements

The Company entered into agreements with two key employees during the year ended December 31, 2003 to ensure that the employees’ services would be retained in situations in which the

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

employees’ normal compensation might not have been sufficient to retain the employees. During 2004, one of those agreements was replaced, and an agreement was entered into with another key employee. The agreements provide the employees guaranteed compensation for various periods of time up to ten years in duration and other employee benefits. Total cash compensation for the years ended December 31, 2003 and 2004, for these employees was $12,423 and $98,855, respectively. No payments were made during 2005.

During 2004, a key employee was granted a severance pay agreement that is effective through January 1, 2014, and another key employee was granted a severance pay agreement effective through January 31, 2009. These agreements provide compensation to the employees in the event of termination of employment at various compensation levels, depending upon the reason for termination. The maximum termination compensation payable to one employee is $250,000. The maximum termination compensation payable to the other employee was raised from $350,000 to $600,000 effective January 28, 2005.

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. The Company has paid property taxes in arrears for the years 1999 through 2001. Estimated tax liabilities including penalties and interest outstanding at December 31, 2005 are shown below.

Tax Year:
2002 (paid during 2005)	$—
2003	177,411
2004	36,427
2005	30,000

Balance, December 31, 2005	$243,838

The Company has corrected some earlier payroll tax and information returns, and has accrued a liability for taxes and penalties that may result from the underpayment of those taxes. There may be other penalties the Company has not sufficiently provided for, and the Company will pay those penalties if they are assessed. Any further assessments are not expected to be material to the Company and its estimates.

NOTE 11 –ASHINGTON MINING CORPORATION

Effective December 31, 1998, the Company purchased the net assets of Ashington Mining Corporation. The purchase amount of $175,842 was paid through the issuance of 1,300,000 shares of the Company’s common stock valued at an average of $0.135 per share. The acquisition was recorded using the purchase method of accounting.

During 1999 through 2002, Ashington Mining Corporation issued common shares for cash, services, property, and investments thereby reducing Sterling Mining Company’s ownership interest. At December 31, 2002, the Company’s ownership interest amounted to approximately 83%.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Effective December 20, 2003, Ashington Mining Corporation sold securities to the Company in exchange for 6,000,000 shares of Ashington Mining Corporation common stock. This transaction terminated the parent/subsidiary relationship between the Company and Ashington.

NOTE 12 – SEGMENT REPORTING

The company began developing in two business segments during 2004. One segment is the exploration segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the U.S.A. in this segment. The Company’s other segment is the Mexico exploration segment. That segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition and exploration of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production. The Company was organized as a single business unit at December 31, 2004.

The following table presents information about reportable segments for the twelve months ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Revenues:
United States	$50,556	$62,873	$8,448
Mexico	441,160	—	—

Total	$491,716	$62,873	$8,448

Cost of Revenues
United States	$40,872	$57,060	$3,433
Mexico	321,886	—	—

Total	$362,758	$57,060	$3,433

Gross Profit
United States	$9,685	$5,813	$5,015
Mexico	119,273	—	—

Total	$128,958	$5,813	$5,015

Loss From Operations:
United States	$(3,423,413)	$(3,795,756)	$(4,338,246)
Mexico	(832,198)	(1,205,619)	—

Total	$(4,255,611)	$(5,001,375)	$(4,338,246)

Identifiable Assets:
United States	$2,833,503	$3,015,872	$3,148,468
Mexico	822,003	665,975	—

Total	$3,655,506	$3,681,847	$3,148,468

Capital Expenditures:
United States	$27,899	$22,987	$437,049
Mexico	368	17,937	—

Total	$28,267	$40,924	$437,049

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 13 – SUBSEQUENT EVENTS

Mining Claims

The Rock Creek (Idaho) lease was signed by the Company on March 1, 2006, leasing twenty six unpatented claims and one patented claim. The terms of the lease are as follows:

•	25 year lease

•	Work commitment of $50,000 per every 5-year period

•	25% net profits royalty

•	Advance minimum royalty of $500 per month applied against net profits royalty when operational

•	500,000 Rock Creek shares are issued to Sterling

•	20,000 shares of Sterling are issued to Rock Creek

•	Sterling is obligated to pay all future taxes relating to the leased property

•	Sterling may cancel the lease with 30 days notification

Debt and Equity Transactions

During February 2006, the Company borrowed from two individual lenders a total of $575,000. Under the terms of the borrowing, the principal amount is due and payable 18 months following the date of the loan. Interest accrues at the rate of eight percent per annum and is payable monthly in cash beginning March 1, 2006. Each lender may, at its option, convert the principal amount owing to common stock of the Company at any time on or after February 13, 2007, at the rate of $2.50 of principal for one share of common stock. As an inducement to the lenders to make the loans, the Company issued warrants to purchase a total of 230,000 shares of common stock at an exercise price of $3.50 per share, which are exercisable during the period beginning September 2006 and ending February 2007.

Also during February 2006, the Company entered into a subscription agreement with a foreign investor for the purchase of 500,000 shares of common stock and 500,000 common stock purchase warrants exercisable at a price of $4.75 that expire in April 2008. The aggregate purchase price is $1,250,000 and the first installment of $625,000 has been received. The second installment is due in April 2006. In connection with this transaction, the Company agreed to pay an overseas consultant who assisted with the financing, a fee payable in shares and warrants identical to the warrants sold to the investor in the amount of 25,000 shares and 25,000 warrants on the first installment of the subscription and an additional 25,000 shares and 25,000 warrants upon receipt of the final installment in April 2006. In a separate transaction, the Company sold a to foreign investor 7,722 shares of common stock and 7,722 common stock purchase warrants exercisable at a price of $5.17 that expire in February 2008 at a total purchase price of $20,000. In another transaction, the Company sold to a foreign investor 36,496 shares of common stock and 36,496 common stock purchase warrants exercisable at a price of $4.29 that expire in February 2008 at a total purchase price of $100,000.