Form 10-K/A
period 2005-12-31
Sterling Mining CO
filed 2006-05-10
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

One other significant environmental issue is site remediation and reclamation following ultimate closure. As the expected mine life will extend well beyond 2017, no amount has been included in the model for the scenario presented. However, the Company may incur mine remediation and reclamation costs at such a time that closure occurs, which we would only be obligated to pay if we re-open and operate the Sunshine Mine.

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

During the fourth quarter of 2005 there was no change in the Company’s internal controls over financial reporting that has materially affected, or is likely to materially affect, the Company’s internal controls over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page F-1

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Sterling Mining Company, Limited dated February 21, 1903 (1)

3.2	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company, Limited filed April 15, 1952 (1)

3.3	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company filed January 20, 1969 (1)

3.4	Articles of Amendment dated June 28, 2003 (1)

3.5	Bylaws (1)

3.6	Articles of Amendment dated December 30, 2005 (2)

3.7	Amended and Restated Bylaws (2)

10.1	Mining Lease and Agreement dated June 6, 2003 between Sunshine Precious Metals, Inc. and Sterling Mining Company (1)

10.2	“Equipment Purchase Agreement” dated October 18, 2003 between Sterling Mining Company and Sunshine Mining Company and American Reclamation, Inc. (1)

Exhibit No.	Description

10.3	Mining Lease and Agreement dated February 4, 2004 between Chester Mining Company and Sterling Mining Company (1)

10.4	Mining Lease and Agreement dated February 25, 2004 between Mineral Mountain Mining and Milling Company and Sterling Mining Company (1)

10.5	Mining Lease and Agreement dated July 20, 2004 between Merger Mines Corporation and Sterling Mining Corporation (1)

10.6	Agreement dated September 16, 2004 between Metropolitan Mines Corporation, Limited and Sterling Mining Company (1)

10.7	Mining Lease Agreement effective June 30, 2002 between Jeremy King and Sterling Mining Company (1)

10.8	Mining Lease Agreement effective March 21, 2003 between Silver Bowl, Inc. and Sterling Mining Company (1)

10.9	Mining Lease Agreement effective March 21, 2003 between New Era Mines, Inc. and Sterling Mining Company (1)

10.10	Mining Lease Agreement between United Mines, Inc. and Sterling Mining Company (1)

10.11	Mining Lease dated April 23, 1996 between Sterling Mining Company (as lessor) and Silver Valley Resources Corporation (as lessee) (1)

10.12	Mineral Lease Agreement dated November 26, 2004 between Timberline Resources Corporation and Sterling Mining Company (1)

10.13	Mining Lease Agreement dated January 15, 2003 between James Ebisch and Ryan Reich as lessors and Sterling Mining Company as lessee. (1)

10.14	Memorandum of Understanding dated January 17, 2004 between Sterling Mining Company and Martin Bernardo Sutti Courtade (1)

10.15	Lease Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.16	Exploitation Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.17	Letter of Intention dated May 19, 2004 entered into among Minera San Acacio, S.A. de C.V., Amado Mesta Howard, Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.18	Employment Agreement dated January 1, 2004 between Sterling Mining Company and Raymond De Motte # (1)

10.19	Form of Employee Non-Disclosure Agreement (1)

10.20	Commercial Lease between Silver Valley Capital, LLC and Sterling Mining Company (1)

10.21	Employment Agreement dated May 5, 2005 between Sterling Mining Company and Michael L. Mooney # (1)

10.22	Subscription Agreement dated July 12, 2004 between Mascot Silver-Lead Mines, Inc. and Sterling Mining Company (1)

10.23	Form of Stock Option Agreement of Sterling Mining Company (1)

10.24	Form of Stock Subscription Agreement (Non-U.S.) (1)

10.25	Form of Stock Subscription Agreement (U.S.) (1)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

Exhibit No.	Description

#	Denotes a management contract or compensatory plan.

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form 10 on December 14, 2005, File # 000-51669, and incorporated herein by reference.

(2)	Filed with the Company’s Amended Registration Statement on Form 10/A on February 13, 2006, File #000-51669, and incorporated herein by reference

(3)	Filed with the Company’s Annual Report on Form 10-K on April 17, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING MINING COMPANY

Date: May 10, 2006	By:	/s/ Raymond DeMotte
Raymond De Motte, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2006	/s/ Raymond DeMotte
Raymond De Motte, President, Chief Executive Officer and Director

Date: May 10, 2006	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Date: May 10, 2006	/s/ Kevin Shiell
Kevin Shiell, Director

Date: May 10, 2006	/s/ Carol Stephan
Carol Stephan, Director

Date: May 10, 2006	/s/ Dave Waisman
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

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUES	$491,716	$62,873	$8,448
COST OF REVENUES (Exclusive of Depreciation Shown Separately Below)	362,758	57,060	3,433
EXPENSES
Exploration	2,794,511	3,223,737	2,944,209
Pre-production costs	124,029	—	—
General and administrative	1,223,312	1,657,933	1,365,916
Depreciation and amortization	21,881	15,038	1,473
Professional services	220,836	110,480	31,663

Total Expenses	4,384,569	5,007,188	4,343,261

LOSS FROM OPERATIONS	(4,255,611)	(5,001,375)	(4,338,246)
OTHER INCOME (EXPENSE)
Loss on investments	(78,356)	(231,126)	(30,700)
Interest and dividends	7,162	8,402	446
Interest expense	(42,901)	(79,150)	—
Gain (loss) on foreign currency remeasurement	(179,251)	8,662	—

Total Other Income (Expense)	(293,346)	(293,212)	(30,254)

LOSS BEFORE INCOME TAXES	(4,548,957)	(5,294,587)	(4,368,500)
INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(4,548,957)	(5,294,587)	(4,368,500)
GAIN FROM DISCONTINUED OPERATIONS	—	—	217,739

NET LOSS	(4,548,957)	(5,294,587)	(4,150,761)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(878,736)	(810,302)	1,446,000

COMPREHENSIVE LOSS	$(5,427,693)	$(6,104,889)	$(2,704,761)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.26)	$(0.35)	$(0.45)
From discontinued operations	—	—	0.02

Total basic and diluted loss per share	$(0.26)	$(0.35)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	17,461,808	15,298,200	9,720,000

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2003	4,982,391	$249,120	$223,136	$(495,734)	$(21,487)	$(44,965)
Issuance of common stock:
- for cash at an average of $0.27 per share less expenses of $195,240	3,314,009	165,700	541,168	—	—	706,868
- for services at an average of $0.83 per share	217,693	10,885	169,902	—	—	180,787
- for a lease at $0.65 per share	2,000,000	100,000	1,200,000	—	—	1,300,000
- for investments at $0.68 per share	50,000	2,500	(2,500)	—	—	—
- adjustments for noncash consideration	31,000	1,550	(1,550)	—	—	—
Retirement of common stock:						—
- for investments at $8.52 per share	(10,652)	(533)	(120,231)	—	—	(120,764)
Stock option activity:
- granted at an average of $0.50 per share	—	—	1,035,913	—	—	1,035,913
- exercised at an average of $0.74 per share	234,300	11,715	162,510	—	—	174,225
Warrant activity:						—
- issued with common stock shares less expenses of $420,590	—	—	556,412	—	—	556,412
- exercised at an average of $0.71 per share	1,632,886	81,644	1,078,021	—	—	1,159,665
Net loss for the year ended December 31, 2003	—	—	—	(4,150,761)	—	(4,150,761)
Unrealized gain on investments	—	—	—	—	1,446,000	1,446,000

Balances, December 31, 2003	12,451,627	622,581	4,842,781	(4,646,495)	1,424,513	2,243,380
Issuance of common stock:
- for cash at an average of $3.23 per share less offering expenses of $208,195	523,125	26,156	1,453,767	—	—	1,479,923
- for services at an average of $6.04 per share	42,598	2,130	255,356	—	—	257,486
- for leases at an average of $7.31 per share	30,000	1,500	217,700	—	—	219,200
- for investments at an average of $12.67	80,000	4,000	1,009,500	—	—	1,013,500
- for accrued expenses at $0.99 per share	24,397	1,220	22,979	—	—	24,199
Retirement of common stock:						—
- for investments at $10.00 per share	(100)	(5)	(995)	—	—	(1,000)
Stock option activity:						—
- granted for payment of expenses at $6.00 per share	—	—	517,690	—	—	517,690
- exercised at an average of $0.75 per share	672,809	33,640	470,967	—	—	504,607
- repurchased from option holders	—	—	(27,897)	—	—	(27,897)
Warrant activity:						—
- issued with common shares	—	—	604,348	—	—	604,348
- exercised at an average of $.76 per share	2,234,672	111,734	1,585,035	—	—	1,696,769
- issued for payment of expenses	—	—	229,952	—	—	229,952
Net loss for the year ended December 31, 2004	—	—	—	(5,294,587)	—	(5,294,587)
Unrealized loss on investments	—	—	—	—	(810,302)	(810,302)

Balances, December 31, 2004	16,059,128	802,956	11,181,183	(9,941,082)	614,211	2,657,268
Issuance of common stock:
- for cash with attached warrants at an average of $2.44 per share	1,470,477	73,524	3,518,477	—	—	3,592,000
- for cash at an average of $2.00 per share	325,000	16,250	633,750	—	—	650,000
- for services at an average of $3.32 per share	82,300	4,115	268,835	—	—	272,950
- for leases at an average of $3.91 per share	151,500	7,575	584,700	—	—	592,275
Stock option activity:
- exercised at $0.75 per share	347,693	17,385	243,385	—	—	260,770
Warrant activity:
- exercised at an average of $3.00 per share	69,444	3,472	204,860	—	—	208,332
Miscellaneous adjustments	(28,123)	(1,406)	1,631	—	—	225
Net loss for the year ended December 31, 2005	—	—	—	(4,548,957)	—	(4,548,957)
Unrealized loss on investments	—	—	—	—	(878,736)	(878,736)

Balances, December 31, 2005	18,477,419	$923,871	$16,636,821	$(14,490,039)	$(264,525)	$2,806,128

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

Foreign Currency Transactions

The Company created a Mexican subsidiary during 2004 for the purpose of exploration and exploitation of silver bearing minerals in Mexico. The Company translates into United States dollars the assets and liabilities of its Mexico subsidiary according to generally accepted accounting principles. The Company translates into United States dollars the revenues, expenses, gains and losses of its Mexican subsidiary at the transaction date and records them according to generally accepted accounting principles. Management has concluded that for the purposes of financial reporting, the functional currency of the Mexican subsidiary is the United States dollar. Consequently, management uses the temporal method of foreign currency translation.

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

Certain “other investments” are in companies with very limited volume and stable trading prices. Thus, fair market values tend to shift only fractionally. At December 31, 2004, the cost and fair market values were identical for each of these “other investments.” Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. In 2005 the volatility ranged from 19% to 104%. Expected life used was the number of days to expiration. The risk-free interest used was the Federal Reserve Boards risk-free rate most closely corresponding to the option or warrant lifetime. On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

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

The following table presents information about reportable segments for the twelve months ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Revenues:
United States	$50,556	$62,873	$8,448
Mexico	441,160	—	—

Total	491,716	62,873	8,448

Income (loss) from operations
United States	(3,423,413)	(3,795,756)	(4,338,246)
Mexico	(832,198)	(1,205,619)	—

Total	(4,225,611)	(5,001,375)	(4,338,246)

Net Income (Loss)
United States	(3,537,508)	(4,097,630)	(4,150,761)
Mexico	(1,011,449)	(1,196,957)	—

Total	(4,548,957)	(5,294,587)	(4,150,761)

Identifiable Assets:
United States	2,833,503	3,015,872	3,148,468
Mexico	822,003	665,975	—

Total	3,655,506	3,681,847	3,148,468

Capital Expenditures:
United States	27,899	22,987	437,049
Mexico	368	17,937	—

Total	$28,267	$40,924	$437,049

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