Form 10-Q
period 2006-03-31
Sterling Mining CO
filed 2006-05-22
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,719,274 shares of common stock as of May 19, 2006.

STERLING MINING COMPANY

STERLING MINING COMPANY & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2006 (unaudited)	December 31 2005
ASSETS

CURRENT ASSETS
Cash	$1,435,957	$1,270,849
Marketable securities	646,472	288,715
Accounts receivable	80,796	42,934
Notes receivable	25,000	25,000
Inventories	382,080	252,275
Prepaid expenses and deposits	325,343	82,645
Other current assets	143,327	58,581

Total current assets	3,038,975	2,020,999

INVESTMENTS	931,532	724,853

PROPERTY AND EQUIPMENT
Office and mining equipment	678,952	506,240
Less accumulated depreciation	(44,286)	(38,392)

Total property and equipment	634,666	467,848

OTHER ASSETS
Prepaid long-term leases	1,064,720	441,806

TOTAL ASSETS	$5,669,893	$3,655,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	318,433	$403,001
Accrued expenses	156,283	365,492
Unearned revenue	104,789	80,885

Total current liabilities	579,505	849,378

LONG-TERM LIABILITIES
Convertible notes payable, net	246,125	—
Derivative from convertible notes	206,425	—

Total long-term liabilities	452,550	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.05 par value; 40,000,000 shares authorized. 19,294,637 and 18,477,419 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	964,732	923,871
Additional paid in capital	19,206,560	16,636,821
Accumulated deficit	(15,716,630)	(14,490,039)
Accumulated comprehensive income (loss)	183,176	(264,525)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,637,838	2,806,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,669,893	$3,655,506

The accompanying notes are an integral part of these financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31 2006 (unaudited)	March 31 2005 (unaudited)
REVENUES	$280,524	$7,497

COSTS AND EXPENSES
Cost of revenues	224,448	4,570
Exploration	548,404	877,425
General and administrative	406,661	217,979
Depreciation and amortization	5,894	4,477
Professional services	92,969	17,863

Total Expenses	1,278,376	1,122,314

LOSS FROM OPERATIONS	(997,852)	(1,114,817)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	40,032	7,661
Interest and dividends	3,723	1,388
Interest expense	(8,329)	(124)
Gain (loss) on derivative instruments	(206,425)	—
Miscellaneous income, loss on exchange	(57,740)	(79,896)

Total Other Income (Expense)	(228,739)	(70,971)

LOSS BEFORE INCOME TAXES	(1,226,591)	(1,185,788)

INCOME TAXES	—	—

NET LOSS	(1,226,591)	(1,185,788)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	447,701	(315,348)

COMPREHENSIVE LOSS	$(778,890)	$(1,501,136)

Basic and Fully Diluted Loss per Share	$(0.06)	$(0.07)

Basic and fully diluted weighted average shares outstanding	19,108,600	16,313,300

The accompanying notes are an integral part of these financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31 2006 (unaudited)	For the Three Months Ended March 31 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,226,591)	$(1,185,788)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,894	4,477
Gain (loss) on investments	(40,032)	(7,661)
Gain (loss) on derivatives	206,425	73,993
Payment of exploration lease expenses with stock	887,500	241,275
Payment of general & admin. expenses with stock	—	40,200
(Increase) decrease in:
Accounts receivable	(37,862)	13,818
Inventories	(129,805)	(17,824)
Prepaid expenses	(865,612)	(1,250)
Other current assets	(84,746)	(69,348)
Increase (decrease) in:
Accounts payable	(84,568)	71,268
Accrued expenses	(176,065)	3,868
Other current liabilities-unearned revenue	23,904	—

Net cash provided (used) by operating activities	(1,521,558)	(832,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(145,442)	—
Proceeds from investments	56,319	34,646
Equipment purchases	(172,711)	(1,340)

Net cash provided (used) by investing activities	(261,834)	33,306

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	1,360,000	1,205,292
Proceeds from exercise of stock options and warrants	13,500	344,082
Proceeds from (payments for) notes payable	575,000	(160,000)

Net cash provided (used) by financing activities:	1,948,500	1,389,374

Net increase (decrease) in cash and cash equivalents	165,108	589,708

Cash beginning of period	1,270,849	363,464

Cash at end of period	$1,435,957	$953,172

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	—	—
Interest paid	8,329	142

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	—	40,200
Common stock issued for lease expenses	887,500	241,275

The accompanying notes are an integral part of these financial statements

Sterling Mining Company and Subsidiary

Condensed Notes to Financial Statements

March 31, 2006

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiaries (the “Company” or “we” or “our” or “us”). Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2005, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted as permitted by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ materially from those estimates.

Note 2: Summary of Significant Accounting Policies

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the quarter because no policy on compensated absences had been adopted at March 31, 2006, and management has deemed that any liability arising from these provisions in the future would be immaterial.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company also maintains cash in a Mexican bank. The Mexican accounts, one denominated in dollars and one denominated in pesos, are considered to be un-insured.

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

The Company has issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognizes the convertible debt contract as a derivative instrument and accounts for the derivative according to generally accepted accounting principles in the U.S.

During the first quarter of 2006 the Company issued two debentures for a total of $575,000. The debentures included provisions for the conversion of the debt to a total of 230,000 shares of the Company’s common stock. The debentures also had $3.50 warrants attached for an additional

230,000 shares of the Company’s common stock. The Company has discounted the debentures payable for the fair market value of the warrants, $69,000 and for the fair market value of the conversion provision of the debt and the associated derivative liability of $280,600. The Company is amortizing the derivative liability, net of interest paid, over the 18 month life of the debentures. The Company re-valued the derivative liability at March 31, 2006 and recognized a realized loss of $206,425 as reported in the Consolidated Statement of Operations and Comprehensive Loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at March 31, 2006 and 2005. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has a large net loss for the three months ended March 31, 2006 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at March 31, 2006 represented supplies inventory in Mexico, minerals inventory in Mexico and silver coins inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the Sunshine Mine lease and the 20 year Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary after elimination of inter-company accounts and transactions. The majority-owned subsidiary of the Company is named above.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

•	Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips are not subject to the requirements of SFAS 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued FSP No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of Contingent Event.” FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur, and that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. FSP 123(R)-4 became effective when we adopted SFAS 123(R) and is not expected to have a material effect on our consolidated financial statements.

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the same Counterparty.” The scope of EITF No. 04-13 includes guidance on the circumstances under which two or more inventory purchases and sales transactions with the same counterparty should be viewed as a single exchange transaction under the scope of Opinion 29 “Accounting for Nonmonetary Transactions,” and whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 is not expected to have a material effect on our consolidated financial statements.

Note 3: Marketable Securities and Investments

The Company’s investment portfolio consists primarily of small-cap mining stocks, options and warrants.

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended March 31, 2006 and 2005, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company determines the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost bases of specific investment accounts. Certain “other investments” are in companies with very limited volume and stable trading prices. Thus, fair market values tend to shift only fractionally.

On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended March 31, 2006 the average volatility ranged from 33% to 196%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Boards risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 4.63% and 4.91% for the periods presented.

The changes in Marketable Securities, Long-Term Investments, and Investments-Other during the three months ended March 31, 2006 are as follows:

	Marketable Securities	Investments- Long Term	Investments- Other	Total
Fair Market Value at December 31, 2005	$288,718	$381,539	$343,314	$1,013,568
Plus Purchases	133,967	11,475	—	145,442
Less Proceeds from Sales	(54,219)	(2,100)	—	(56,319)
Plus Gain on Sales	38,128	1,905	—	40,032
Plus Unrealized Gains	239,882	15,598	181,706	447,701

Fair Market Value at March 31, 2006	$646,472	$406,512	$525,020	$1,578,005

At March 31, 2006 the total basis of Marketable Securities and Investments was $1,394,829. Total accumulated unrealized gains were $183,176 and the total fair market value was $1,578,005.

Note 4: Income Tax

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

At March 31, 2006, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $3,800,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006.

The Company’s deferred tax assets are estimated as follows:

	March 31, 2006	December 31, 2005
Net operating loss carryforward	$11,200,000	$9,970,000

Deferred tax asset	3,800,000	3,390,000

Deferred tax asset valuation allowance	$(3,800,000)	$(3,390,000)

At March 31, 2006, the Company has net operating loss carryforwards of approximately $11,200,000, which expire in the years 2016 through 2025. The change in the allowance account from December 31, 2005 to March 31, 2006, was approximately $410,000.

Note 5: Inventories

The Company uses the First-In-First-Out Method of inventory valuation.

Inventories in the United States consist of silver coins for sale. Inventories in Mexico consist primarily of silver in precipitate form. Other components of inventory are gold in precipitate form as well as copper and thiosulfite used in the processing of mineral bearing ore. At March 31, 2006 and December 31, 2005 the Company reported the following inventories:

	March 31, 2006	December 31, 2005
United States
Coins	$39,553	$46,647

US Total	39,553	46,647

Mexico
Silver precipitate	259,938	145,521
Gold precipitate	2,318	17,886
Supplies and other inventory	80,271	42,221

Mexico Total	342,527	205,628

Consolidated Total	$382,080	$252,275

At March 31, 2006 and December 31, 2005 the precipitate in Mexico was either on-site, in transit, or at the refinery.

Note 6: Commitments and Contingencies

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Lease	Production Royalties Payable (1)	2006 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	7,500
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession	Yes	150,000
Sunshine Mine and Infrastructure (5)	Yes	120,000
Jestec	Yes	15,000
Rock Creek (6)	Yes	4,500

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 225 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on June 1, 2007.

(5)	Production royalties are not payable to lessor, but are payable to third parties. The Company issued 50,000 shares to each of four affiliates of American Reclamation Incorporated for amendments to the Sunshine Mine lease during the first quarter of 2006.

(6)	On March 1, 2006 the Company entered into a lease agreement with Rock Creek Idaho. The Company issued 20,000 shares of common stock to Rock Creek Idaho and received 500,000 shares of Rock Creek’s common stock. Other provisions of the lease include a $50,000 per year work commitment and payments of $500 a month, which can be credited to the 25% net profits royalty.

Other Leases

The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,711 per month through November 2006 and increasing to $1,763 from December 2006 through November 2007.

The Company’s obligations under mineral agreements and office space operating lease agreements as of March 31, 2006 are as follows:

Year Ending:
December 31, 2006	$249,629
December 31, 2007	373,635
December 31, 2008	385,311
December 31, 2009	392,800
December 31, 2010	392,800

Total minimum lease payments	$1,794,175

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

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. The Company has paid property taxes in arrears for the years 1999 through 2003. Estimated tax liabilities including penalties and interest outstanding are shown below.

Tax Year:
2004	$31,887
2005	37,762
2006	9,600
Accrued Penalties and Interest	4,617

Balance, March 31, 2006	$83,866

Note 7: Notes Payable

During the first quarter of 2006 the Company issued two notes payable in the form of debentures for a total of $575,000. The debentures included provisions for the conversion of the debt to a total of 230,000 shares of the Company’s common stock. The debentures also had $3.50 warrants attached for an additional 230,000 shares of the Company’s common stock. The Company has discounted the debentures payable for the fair market value of the warrants, $69,000 and for the fair market value of the conversion provision of the debt, the derivative liability of $280,600. The derivative amortization expense for the quarter was $20,725.

Note 8: Common Stock, Options and Warrants

During the first quarter of 2006 the Company issued 817,218 shares of common stock as follows: 549,268 shares for $1,360,000 in cash; 250,000 shares for lease expense; and 18,000 upon the exercise of $0.75 per share stock options that were granted in June of 2003. No warrants were exercised during the quarter and 586,718 warrants were granted. The warrants were valued at $282,549 at March 31, 2006 and the weighted average exercise price of the warrants is $4.18

In February of 2006 the Company entered into a subscription agreement with a foreign investor for the purchase of 500,000 shares of common stock and 500,000 common stock purchase warrants exercisable at a price of $4.75 that expire April 10, 2008. The aggregate purchase price for the securities is $1,250,000 and the first installment of $625,000 was received with the second installment due April 10, 2006. In connection with the transaction the Company agreed to pay an overseas consultant who assisted with the financing a fee payable in shares and warrants identical to the warrants sold to the investor in the amount of 25,000 shares and 25,000 warrants on the first installment of the subscription and an additional 25,000 shares and 25,000 warrants on receipt of the final installment in April 2006.

Note 9: Loss per Common Share

The Company is authorized to issue 40,000,000 shares of common stock, $0.05 par value per share, of which 19,294,637 shares were issued at March 31, 2006. The weighted average shares of common stock outstanding at March 31, 2006 were 19,108,600.

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

As of March 31, 2006 the Company had issued and outstanding 817,774 stock options, 1,730,035 warrants, and convertible debt that could be converted to 230,000 shares of common stock. Earnings would be fully diluted by 2,777,809 shares if the Company had earnings to report.

Note 10: Business Segments

The Company began reporting two business segments during 2004. One segment is the exploration segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the U.S.A. in this segment. The Company’s other segment, acquired in 2004, is the Mexico exploration segment. That segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
	2006	2005
Revenues:
United States	$10,818	$7,497
Mexico	269,706	—

Total	280,524	7,497

Income (loss) from operations
United States	(982,821)	(1,009,880)
Mexico	(15,031)	(104,937)

Total	(997,852)	(1,114,817)

Net Income (Loss)
United States	(1,193,954)	(1,080,851)
Mexico	(32,637)	(104,937)

Total	(1,226,591)	(1,185,788)

Identifiable Assets:
United States	5,068,128	3,621,841
Mexico	601,765	302,175

Total	5,669,893	3,924,016

Capital Expenditures:
United States	170,305	1,340
Mexico	2,406	—

Total	$172,711	$1,340

Note 11: Significant Customers

Sterling de Mexico, the Mexican subsidiary, has sold its precipitate to two refineries. During the three months ended March 31, 2006 all sales were to one refinery, Met-Mex Penoles.

Note 12: Subsequent Events

In April of 2006 the Company issued 250,000 shares of common stock with full warrants attached, in exchange for $625,000. This was the second half of the financing agreement that is discussed in Note 8.

In May of 2006 the Company issued a convertible debenture to an investor, with warrants attached. The Company received $300,000 and granted the investor the option to convert the debt to approximately 59,000 shares of common stock with a full warrant exercisable at $8.00 per share, attached. The Company is accounting for the convertible debt as a derivative instrument according to generally accepted accounting principles in the U.S.

Item 2:	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The Company’s operating mine is the Barones silver tailings project in Mexico. At the Barones silver tailings project in Mexico, silver production was 44,303 ounces of silver and 76 ounces of gold in the first quarter of 2006 compared to no ounces of silver and gold in the first quarter of 2005. The Barones project began operating in the third quarter of 2005. Total cash cost per ounce in the first quarter of 2006 was $7.66 per ounce.

The Company is rehabilitating the Sunshine Mine in Idaho and expects to begin production in late 2007 or early 2008. The rehabilitation and development of the Sunshine Mine during the first quarter of 2006 included entering into a contract to drive the approximately $2.8 million Sterling Tunnel. The 5,700 foot tunnel will connect with the Silver Summit tunnel and provide exploration drill stations, ventilation, escape way and power distribution flexibility for the mine.

The Company also has exploration projects in Idaho, Montana and Mexico. During the first quarter of 2006 Sterling Silver Mining Company continued exploration on its Mexican properties in the Estate of Zacatecas, Mexico. Diamond drilling was carried out on La Esperanza and El Tesorito properties located in the Ojo Caliente district. Assay results are being evaluated to determine future action. Sampling and mapping was done at the Nueva Andromeda mine in El Morro district. Because of the emphasis put on the drilling at La Esperanza and El Tesorito, no work was done at El Griego, and La Aventurera mines in the Panfilo Natera Mines.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the first three months of 2006 were $9.71 and $554 per ounce, respectively. The market prices of silver and gold on May 17, 2006 were $13.82 per ounce and $699.50 per ounce, respectively.

Management’s Discussion and Analysis includes references to total cash costs per ounce of silver produced. Total cash costs per ounce represent a non- U.S. generally accepted accounting principles (“GAAP”) measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash cost per ounce measurement.

Comparative Results of Operations

For the three Months Ended March 31, 2006 compared to three Months Ended March 31, 2005

Revenues

Sales of metal from continuing operations in the first quarter of 2006 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico and coin sales in the USA. Sales in the first quarter in Mexico were $269,706 in 2006 and none in 2005. Sales in the first quarter in the USA were $10,818 in 2006 and $7,497 in 2005.

Costs and Expenses

The Company reported cost of revenues of $224,448 in the first quarter of 2006 and $4,570 in the first quarter of 2005. “Cost of sales and other production costs” in Mexico were $218,045 and none in the first quarters 2006 and 2005 respectively. The Cost of Revenues for coin sales in the U.S. were $6,403 and $4,570 in the first quarters of 2006 and 2005 respectively.

Other Income and Expenses

Other income and expense for the three months ended March 31, 2006 and 2005 was a net loss of approximately $229,000 and $71,000 respectively. The largest component of that expense in the first quarter of 2005 was loss on foreign exchange. The largest component of that expense in the first quarter of 2006 was loss on convertible debt derivative instruments.

Income Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling de Mexico has a net tax asset of IVA tax refundable in Mexico.

Income (Loss) From Continuing Operations

As a result of the above, the Company’s net loss from continuing operations amounted to approximately $1 million compared to a net loss of $1.1 million in the first quarter of 2005. The largest component of the loss in the first quarter of both years was exploration expense. In the first quarter of 2006 the loss was reduced by sales revenue of silver and gold in Mexico.

Cash Cost Per Ounce of Silver

During the first quarter of 2006 Sterling de Mexico sold approximately 30,000 ounces of silver and small amounts of other metals for approximately $270,000 in U.S. dollars. Sterling de Mexico’s costs, on a cash basis, are presented in the table below.

Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, is presented below:

Silver: Cash Costs per Ounce

Sterling de Mexico, 1st Quarter 2006

Total Cash Costs	$339,335
Divided by silver ounces produced	44,303

Total cash cost per ounce produced	$7.66

Reconciliation to GAAP
Total Cash Costs	$339,335
Less: Refining and transportation	(40,065)
Plus: By-product credits (gold)	17,623

Cost of operations	$316,894
Less: increase in product inventory	$(98,848)
Cost of sales and other production costs and depreciation, depletion and amortization (GAAP)	$218,045

Liquidity and Capital Resources

The Company’s cash balance at March 31, 2006 was approximately $1.4 million. During the first quarter of 2006, the Company entered into agreements and/or closed on private equity and debt offerings which included two convertible debentures with full warrants attached for a total of $575,000 and 250,000 shares with full warrants attached issued to an investor for $625,000. The Company’s February 8-K filing reported the issuance of the 250,000 shares and disclosed an agreement to issue 250,000 more shares with full warrants attached in April of 2006, which issuance did take place.

The Company’s cash balance at March 31, 2006 was approximately $1.4 million. During the first quarter of 2006, the Company entered into agreements and/or closed on private equity and debt offerings which included two convertible debentures with full warrants attached for a total of $575,000 and 250,000 shares with full warrants attached issued to an investor for $625,000. The issuance of these shares was reported in the Company’s February 8-K filing. The 8-K filing discloses an agreement to issue 250,000 more shares with full warrants attached in April. The April issuance did take place, as reported in Note 12 of this Form 10-Q.

Equity and debt offerings in the first quarter totaled approximately $1.8 million. The Company believes that these cash amounts will be sufficient to meet its operating needs through June of 2006, and the Company will continue to seek to raise additional capital to meet its future operating needs through private equity or convertible debt offerings. While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations through June of 2006, there can be no assurances that financing will be available when needed for the remainder of the year.

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

The Company’s recurring overhead will continue to increase and cash expenses now range from $100,000 to $400,000 per month. These expenses are partially offset by cash flow now starting to be generated from Mexico. The Company will seek to cover the capital requirements by raising capital by debt, equity or other financing avenues or the sale of assets. If the Company is not successful in obtaining the necessary financing, operations may need to be delayed or curtailed.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations for the periods shown:

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are essential to the financial disclosure process in determining the reserves of ore bearing rock and the future liabilities for remediation and reclamation from mining activities. The Company used recognized outside consultants to determine the essential characteristics of the important determinants concerning the Company’s future actions in moving exploration stage properties through development into production. The estimates that the Company will develop are based upon the experience of these out-side consultants and the Company’s experienced personnel. As the Company proceeds with the re-opening of the Sunshine Mine, all estimates will be reviewed on a timely basis to allow for the reporting of current and valid financial information. Management believes that all of the estimates currently being relied upon are valid and appropriate concerning the value of assets and liabilities. In the past, given the very limited operations of the Company, management has been fairly accurate as to the use of estimates and the timing of any changes.

Mineral Exploration and Development Costs

The Company has been in the exploration stage since its inception in 1998 of its current exploration phase.

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

Any estimates arising out of our exploration, development and operational activities will be expected to be reviewed under current internal policies. Our current environment has had only a short period of active operations and management believes that all exploration, development and operating policies are being accurately maintained. Our future operations will be heavily dependent on the market values of precious metals and our estimated costs of production. As these determinants change we would expect analysis by management of both short-term and long-term conditions, which could have a negative impact on the Company’s choices concerning development and operations of its existing and future acquired properties.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

•	Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips are not subject to the requirements of SFAS 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued FSP No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of Contingent Event.” FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur, and that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. FSP 123(R)-4 became effective when we adopted SFAS 123(R) and is not expected to have a material effect on our consolidated financial statements.

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the same Counterparty.” The scope of EITF No. 04-13 includes guidance on the circumstances under which two or more inventory purchases and sales transactions with the same counterparty should be viewed as a single exchange transaction under the scope of Opinion 29 “Accounting for Nonmonetary Transactions,” and whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 is not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. The Company’s operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into American dollars.

Item 4.	Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2006, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our annual report on Form 10-K/A filed on May 10, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period February - March 2006, the Company issued an aggregate of 125,000 shares of common stock to an investor for aggregate proceeds of $250,000. In connection with this sale, the Company issued an aggregate of 62,500 warrants exercisable for a period of two years at an exercise price of $4.20. These securities were issued in an offshore transaction in reliance on Regulation S adopted under the Securities Act of 1933. The Company also issued 18,000 shares of common stock at $0.75 per share upon the exercise of outstanding options and an aggregate of 200,000 shares of common stock at a deemed price of $3.45 per share pursuant to the terms of a lease amendment agreement, along with an additional 50,000 shares at a deemed price of $3.95 per share in payment of a lease renewal. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an annual shareholders’ meeting on February 8, 2006 for the purpose of electing directors and approving the auditors to perform the 2006 financial audit. The following directors were elected: Raymond DeMotte, Kevin Shiell, Carol Stephan and Dave Waisman. The respective votes cast for and against each nominee were as follows: Raymond DeMotte, 15,327,225 for, 107,440 against; Kevin Shiell, 15,326,605 for, 108,060 against; Carol Stephan, 15,328,175 for, 106,490 against; Dave Waisman, 15,327,175 for, 107,490 against. In addition, the shareholders approved the appointment of Williams & Webster, P.S., as auditors for Company. The votes cast on this proposal were 15,290,259 for, 75,839 against and 18,330 abstentions.

Item 5.	Other Information

In September 2005, James D. Christianson and a small group of shareholders affiliated with Mr. Christianson filed a lawsuit against two directors of the Company, Carol Stephan and Ray De Motte, in the United States District Court, Western District of Washington at Tacoma, Case No. CV05-5590 RBL. Mr. De Motte is also an officer of the Company. The original complaint alleged, among other things, that De Motte and Stephan made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock and stock in other businesses with which De Motte and/or Stephan are associated. Sterling was not a party to the original complaint.

Recently, the plaintiffs requested permission to amend the original complaint to add claims against the Company and others, asserting that the Company and others made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock, among other allegations. Should the motion be approved and the Company be made a party to the case, the Company intends to vigorously defend the claims against it.

expects the amended complaint will be filed. The proposed amended complaint alleges Sterling committed fraud by failing to disclose material information in the private placement memorandum it used in August 2003 to raise capital for its operations. It is possible other claims could be asserted. Due to the early stage of this matter, the Company is unable to make any estimate or prediction on the amount of damages plaintiffs may seek. In the view of the Company, the action taken by Mr. Christianson is an effort to inflict damage on the Company as part of his continuing effort to gain control of the Sunshine Mine for his personal benefit, which he failed to do through a proxy fight in 2005. Should a complaint be filed, Sterling expects it will defend the suit vigorously and evaluate what claims, if any, it can pursue against Mr. Christianson and the other plaintiffs.

Item 6.	Exhibits

Exhibit	Description
10.1	Amendment to Mining Lease and Agreement dated 15 February 2006 by and between Sunshine Precious Metals, Inc. and Sterling Mining Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: May 22, 2006	By:	/s/ Raymond DeMotte
Raymond DeMotte, Chief Executive Officer

Date: May 22, 2006	By:	/s/ James N. Meek
James N. Meek, Chief Financial Officer