Form 10-Q/A
period 2006-03-31
Sterling Mining CO
filed 2006-05-23
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

The registrant is amending its 10-Q filed on May 22, 2006 solely to delete extraneous information that was erroneously included on page 27 of the original filing due to a printer error.

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

Item 6.	Exhibits

Exhibit	Description
10.1	Amendment to Mining Lease and Agreement dated 15 February 2006 by and between Sunshine Precious Metals, Inc. and Sterling Mining Company (filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 22, 2006 and incorporated herein by this reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: May 22, 2006	By:	/s/ Raymond DeMotte
Raymond DeMotte, Chief Executive Officer

Date: May 22, 2006	By:	/s/ James N. Meek
James N. Meek, Chief Financial Officer