Form 10-K/A
period 2005-12-31
Sterling Mining CO
filed 2006-06-30
CIK 1346685

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

We may not continue as a going concern.

As described in our consolidated financial statements, we had an accumulated deficit of $10,102,714 at December 31, 2004, and we have limited revenue and substantial continuing financial development needs. These conditions raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing through operations, investment capital or otherwise, there is significant doubt we will be able to meet our obligations as they come due and will be unable to execute our long-term business plans.

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

STERLING MINING COMPANY

Date: June 30, 2006	By:	/s/ Raymond DeMotte
Raymond De Motte, President and Chief Executive Officer

Date: June 30, 2006	By:	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2006	/s/ Raymond DeMotte
Raymond De Motte, President, Chief Executive Officer and Director

Date: June 30, 2006	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Date: June 30, 2006	/s/ Kevin Shiell
Kevin Shiell, Director

Date: June 30, 2006	/s/ Carol Stephan
Carol Stephan, Director

Date: June 30, 2006	/s/ Dave Waisman
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $14,725,159 at December 31, 2005, has limited revenue and substantial continuing financial development needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, certain errors resulting in an understatement of prior reported impairments during 2004 were discovered by management of the Company during 2006. Accordingly, the 2005 and 2004 financial statements have been restated to correct the error.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 12, 2006, except for Note 14, as to which the date is June 29, 2006.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31 2005 (As Restated)	December 31, 2004 (As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,270,849	$363,464
Marketable securities	288,715	694,241
Accounts receivable, net	42,934	20,062
Accounts receivable - related party	—	9,065
Notes receivable	25,000	5,000
Inventories	252,275	88,774
Prepaid expenses and deposits	82,645	90,607
Other current assets	58,581	105,619

Total Current Assets	2,020,999	1,376,832

INVESTMENTS	724,853	1,431,053

PROPERTY AND EQUIPMENT
Office and mining equipment	506,240	477,973
Less: accumulated depreciation	(38,392)	(16,511)

Total Property and Equipment	467,848	461,462

OTHER ASSETS
Prepaid long-term leases	441,806	412,500

TOTAL ASSETS	$3,655,506	$3,681,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$403,001	$80,214
Accrued expenses	365,492	784,365
Unearned revenue	80,885	—
Note payable	—	160,000

Total Current Liabilities	849,378	1,024,579

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 40,000,000 shares authorized, 18,477,419, and 16,059,128 shares issued and outstanding, respectively	923,871	802,956
Additional paid-in capital	16,871,941	11,416,303
Accumulated deficit	(14,725,159)	(10,176,202)
Accumulated other comprehensive income (loss)	(264,525)	614,211

TOTAL STOCKHOLDERS’ EQUITY	2,806,128	2,657,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,655,506	$3,681,847

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
		(As Restated)
REVENUES	$491,716	$62,873	$8,448
COST OF REVENUES (Exclusive of Depreciation Shown Separately Below)	362,758	57,060	3,433
EXPENSES
Exploration	2,794,511	3,223,737	2,944,209
Pre-production costs	124,029	—	—
General and administrative	1,223,312	1,657,933	1,365,916
Depreciation and amortization	21,881	15,038	1,473
Professional services	220,836	110,480	31,663

Total Expenses	4,384,569	5,007,188	4,343,261

LOSS FROM OPERATIONS	(4,255,611)	(5,001,375)	(4,338,246)
OTHER INCOME (EXPENSE)
Loss on investments	(78,356)	(466,246)	(30,700)
Interest and dividends	7,162	8,402	446
Interest expense	(42,901)	(79,150)	—
Gain (loss) on foreign currency remeasurement	(179,251)	8,662	—

Total Other Income (Expense)	(293,346)	(528,332)	(30,254)

LOSS BEFORE INCOME TAXES	(4,548,957)	(5,529,707)	(4,368,500)
INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(4,548,957)	(5,529,707)	(4,368,500)
GAIN FROM DISCONTINUED OPERATIONS	—	—	217,739

NET LOSS	(4,548,957)	(5,529,707)	(4,150,761)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(878,736)	(810,302)	1,446,000

COMPREHENSIVE LOSS	$(5,427,693)	$(6,340,009)	$(2,704,761)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.26)	$(0.36)	$(0.45)
From discontinued operations	—	—	0.02

Total basic and diluted loss per share	$(0.26)	$(0.36)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	17,461,808	15,298,200	9,720,000

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(As Restated)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2003	4,982,391	$249,120	$223,136	$(495,734)	$(21,487)	$(44,965)
Issuance of common stock:
- for cash at an average of $0.27 per share less expenses of $195,240	3,314,009	165,700	541,168	—	—	706,868
- for services at an average of $0.83 per share	217,693	10,885	169,902	—	—	180,787
- for a lease at $0.65 per share	2,000,000	100,000	1,200,000	—	—	1,300,000
- for investments at $0.68 per share	50,000	2,500	(2,500)	—	—	—
- adjustments for noncash consideration	31,000	1,550	(1,550)	—	—	—
Retirement of common stock:						—
- for investments at $8.52 per share	(10,652)	(533)	(120,231)	—	—	(120,764)
Stock option activity:
- granted at an average of $0.50 per share	—	—	1,035,913	—	—	1,035,913
- exercised at an average of $0.74 per share	234,300	11,715	162,510	—	—	174,225
Warrant activity:						—
- issued with common stock shares less expenses of $420,590	—	—	556,412	—	—	556,412
- exercised at an average of $0.71 per share	1,632,886	81,644	1,078,021	—	—	1,159,665
Net loss for the year ended December 31, 2003	—	—	—	(4,150,761)	—	(4,150,761)
Unrealized gain on investments	—	—	—	—	1,446,000	1,446,000

Balances, December 31, 2003	12,451,627	622,581	4,842,781	(4,646,495)	1,424,513	2,243,380
Issuance of common stock:
- for cash at an average of $3.23 per share less offering expenses of $208,195	523,125	26,156	1,453,767	—	—	1,479,923
- for services at an average of $6.04 per share	42,598	2,130	255,356	—	—	257,486
- for leases at an average of $7.31 per share	30,000	1,500	217,700	—	—	219,200
- for investments at an average of $12.67	80,000	4,000	1,244,620	—	—	1,248,620
- for accrued expenses at $0.99 per share	24,397	1,220	22,979	—	—	24,199
Retirement of common stock:						—
- for investments at $10.00 per share	(100)	(5)	(995)	—	—	(1,000)
Stock option activity:						—
- granted for payment of expenses at $6.00 per share	—	—	517,690	—	—	517,690
- exercised at an average of $0.75 per share	672,809	33,640	470,967	—	—	504,607
- repurchased from option holders	—	—	(27,897)	—	—	(27,897)
Warrant activity:						—
- issued with common shares	—	—	604,348	—	—	604,348
- exercised at an average of $.76 per share	2,234,672	111,734	1,585,035	—	—	1,696,769
- issued for payment of expenses	—	—	229,952	—	—	229,952
Net loss for the year ended December 31, 2004	—	—	—	(5,529,707)	—	(5,529,707)
Unrealized loss on investments	—	—	—	—	(810,302)	(810,302)

Balances, December 31, 2004	16,059,128	802,956	11,416,303	(10,176,202)	614,211	2,657,268
Issuance of common stock:
- for cash with attached warrants at an average of $2.44 per share	1,470,477	73,524	3,518,477	—	—	3,592,000
- for cash at an average of $2.00 per share	325,000	16,250	633,750	—	—	650,000
- for services at an average of $3.32 per share	82,300	4,115	268,835	—	—	272,950
- for leases at an average of $3.91 per share	151,500	7,575	584,700	—	—	592,275
Stock option activity:
- exercised at $0.75 per share	347,693	17,385	243,385	—	—	260,770
Warrant activity:
- exercised at an average of $3.00 per share	69,444	3,472	204,860	—	—	208,332
Miscellaneous adjustments	(28,123)	(1,406)	1,631	—	—	225
Net loss for the year ended December 31, 2005	—	—	—	(4,548,957)	—	(4,548,957)
Unrealized loss on investments	—	—	—	—	(878,736)	(878,736)

Balances, December 31, 2005	18,477,419	$923,871	$16,871,941	$(14,725,159)	$(264,525)	$2,806,128

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004 (As Restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,548,957)	$(5,529,707)	$(4,150,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain from discontinued operations	—	—	(217,739)
Depreciation and amortization	21,881	15,038	1,473
Loss on investment transactions	78,356	466,246	30,700
Miscellaneous equity adjustments	225	—	—
Common stock issued for exploration lease expenses	592,275	219,200	1,300,000
Common stock issued for services	272,950	257,486	180,787
Payment of expenses with stock warrants	—	229,952	87,390
Payment of expenses with stock options	—	517,690	1,035,913
Changes in operating assets and liabilities:
Accounts receivable	(22,872)	20,098	(36,449)
Accounts receivable - related party	9,065	—	—
Notes receivable	(20,000)	(5,000)	—
Inventories	(163,501)	(88,774)	—
Prepaid expenses	7,962	(410,051)	(93,056)
Other assets	17,732	(105,619)	—
Accounts payable	322,787	54,921	4,574
Accounts payable - related party	—	(9,644)	—
Accrued expenses	(418,871)	(85,786)	870,151
Unearned revenue	80,885	—	—
Accrual of deferred equity acquisition costs	—	—	(33,000)

Net cash used by operating activities	(3,770,083)	(4,453,950)	(1,020,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(50,922)	(509,721)	(327,688)
Proceeds from sale of investments	205,555	199,585	8,544
Equipment purchases	(28,267)	(40,924)	(437,049)

Net cash used by investing activities	126,366	(351,060)	(756,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net of expenses	4,242,000	2,084,272	1,208,891
Proceeds from exercise of stock options and warrants	469,102	2,201,376	1,333,890
Proceeds from notes payable	—	200,000	—
Payment of notes payable	(160,000)	(40,000)	—
Stock options purchased from option holders	—	(43,750)	—

Net cash provided by financing activities:	4,551,102	4,401,898	2,542,781

Net increase (decrease) in cash and cash equivalents	907,385	(403,112)	766,571
Cash and cash equivalents, beginning of year	363,464	766,576	5

Cash and cash equivalents, end of year	$1,270,849	$363,464	$766,576

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$124	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$272,950	$257,486	$180,787
Common stock issued for investments	$—	$1,248,620	$—
Common stock issued for exploration lease expenses	$592,275	$219,200	$1,300,000
Common stock issues for accrued expenses	$—	$24,198	$—
Common stock options issued for expenses	$—	$517,690	$1,035,913
Common stock warrants issued for expenses	$—	$229,952	$87,390
Retirement of common stock from investments	$—	$1,000	$120,764

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

NOTE 14 – CORRECTION OF AN ERROR

Management restated its 2004 financial statements in order to correct the initial valuation of stock options that the company acquired from another mining company in 2004 as part of a mineral lease agreement. The company originally valued the options at $662,500. The options should have been valued at $897,620. The company recorded an impairment of the options at December 31, 2004. The correction resulted in an impairment loss of $235,120 more than previously recorded. The effect of the correction is as follows:

	As previously reported	As restated
2004 Loss on Investments	(231,126)	(466,246)
2004 Net Income (Loss)	(5,294,587)	(5,529,707)
2004 Earnings (Loss) per share	(0.35)	(0.36)
2004 Additional Paid in Capital	11,181,183	11,416,303
2004 Retained Earnings	(9,867,594)	(10,102,714)

2005 Net Income (Loss)	(4,548,957)	(4,548,957)
2005 Earnings (Loss) per share	(0.26)	(0.26)
2005 Additional Paid in Capital	16,636,821	16,871,941
2005 Retained Earnings	(14,490,039)	(14,725,159)