Form 10-Q/A
period 2006-03-31
Sterling Mining CO
filed 2006-06-30
CIK 1346685

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

STERLING MINING COMPANY

STERLING MINING COMPANY & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2006 (unaudited) (as restated)	December 31 2005 (as restated)
ASSETS

CURRENT ASSETS
Cash	$1,435,957	$1,270,849
Marketable securities	646,472	288,715
Accounts receivable	80,796	42,934
Notes receivable	25,000	25,000
Inventories	382,080	252,275
Prepaid expenses and deposits	325,343	82,645
Other current assets	143,327	58,581

Total current assets	3,038,975	2,020,999

INVESTMENTS	931,532	724,853

PROPERTY AND EQUIPMENT
Office and mining equipment	678,952	506,240
Less accumulated depreciation	(44,286)	(38,392)

Total property and equipment	634,666	467,848

OTHER ASSETS
Prepaid long-term leases	1,064,720	441,806

TOTAL ASSETS	$5,669,893	$3,655,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	318,433	$403,001
Accrued expenses	156,283	365,492
Unearned revenue	104,789	80,885

Total current liabilities	579,505	849,378

LONG-TERM LIABILITIES
Convertible notes payable, net	246,125	—
Derivative from convertible notes	206,425	—

Total long-term liabilities	452,550	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.05 par value; 40,000,000 shares authorized. 19,294,637 and 18,477,419 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	964,732	923,871
Additional paid in capital	19,441,680	16,871,941
Accumulated deficit	(15,951,750)	(14,725,159)
Accumulated comprehensive income (loss)	183,176	(264,525)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,637,838	2,806,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,669,893	$3,655,506

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

Note 13: Correction of an Error

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

	As previously reported	As restated
2004 Loss on Investments	(231,126)	(466,246)
2004 Net Income (Loss)	(5,294,587)	(5,529,707)
2004 Earnings (Loss) per share	(0.35)	(0.36)
2004 Additional Paid in Capital	11,181,183	11,416,303
2004 Retained Earnings	(9,867,594)	(10,102,714)

2005 Net Income (Loss)	(4,548,957)	(4,548,957)
2005 Earnings (Loss) per share	(0.26)	(0.26)
2005 Additional Paid in Capital	16,636,821	16,871,941
2005 Retained Earnings	(14,490,039)	(14,725,159)

First Quarter 2006 Net Income (Loss)	(1,226,591)	(1,226,591)
Earnings (Loss) per Share	(0.06)	(0.06)
First Quarter 2006 Additional Paid in Capital	19,206,560	19,441,680
First Quarter 2006 Retained Earnings	(15,716,630)	(15,951,750)

Item 2:	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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
Raymond DeMotte, Chief Executive Officer

Date: June 30, 2006	By:	/s/ James N. Meek
James N. Meek, Chief Financial Officer