Form 10-K/A
period 2005-12-31
Sterling Mining CO
filed 2006-07-13
CIK 1346685

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net Revenues	$491,716	$62,873	$8,448	$4,200	$7,764
Loss from operations	$(4,255,611)	$(5,001,375)	$(4,338,246)	$(37,913)	$(71,785)
Net income (loss)	$(4,548,957)	$(5,529,707)	$(4,150,761)	$(30,064)	$(78,219)
Net income (loss) per share:
Basic	$(0.26)	$(0.36)	$(0.43)	$(.01)	$(.02)
Diluted	$(0.26)	$(0.36)	$(0.43)	$(.01)	$(.02)

Consolidated Balance Sheet Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total assets	$3,655,506	$3,681,847	$3,148,468	$49,414	$89,940
Current liabilities	$849,378	$1,024,579	$905,088	$30,363	$54,428
Cash dividends per common share	$0	$0	$0	$0 0	$0

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

Revenues increased from $4,200 in 2002 to $8,000 in 2003 and $63,000 in 2004. The significant increase from 2003 to 2004 was primarily due to revenues from increased coin sales. The exploration expenses increased from nothing in 2002 to $2,944,000 in 2003 and in 2004, the exploration expenses were $3,224,000. The exploration expenditures were on the rehabilitation and development of the Sunshine Mine and in 2004 and the beginning of exploration at the Barones project. General and administrative expense increased from approximately $40,000 in 2002 to $1,128,000 in 2003 and $1,658,000 in 2004. These increases were primarily due to hiring administrative employees and professional consulting fees. The net losses were approximately $30,000 in 2002, $4,151,000 in 2003, and $5,530,000 in 2004. This net loss in 2002 was primarily administrative expenses, in 2003 and 2004 the net loss was primarily comprised of exploration expenses and general and administrative expense. In 2003, the Company recognized a gain of $217,000 from the discontinued operations of its Ashington Mine subsidiary.

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

Supplementary Financial Information

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	Quarter (1)
2005	1st	2nd	3rd	4th
Net revenues	$7,497	$14,427	$26,690	$443,102
Loss from operations	($1,114,817)	($1,272,744)	($1,515,308)	($352,742)
Net income/(loss)	($1,177,408)	($1,270,400)	($1,535,981)	($565,168)
Earnings per share
Basic	($0.07)	($0.07)	($0.09)	($0.03)
Diluted	($0.07)	($0.07)	($0.09)	($0.03)

	Quarter
2004	1st	2nd	3rd	4th
Net revenues	$3,606	$7,901	$19,821	$31,545
Loss from operations	($583,411)	($1,645,524)	($608,915)	($2,163,525)
Net income/(loss)	($514,183)	($1,829,692)	($636,621)	($2,549,211)
Earnings per share
Basic	($0.03)	($0.13)	($0.04)	($0.16)
Diluted	($0.03)	($0.13)	($0.04)	($0.16)

(1)	The Company did not prepare interim financial information in 2003.

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

STERLING MINING COMPANY

Date: July 13, 2006	By:	/s/ Raymond DeMotte
Raymond De Motte, President and Chief Executive Officer

Date: July 13, 2006	By:	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2006	/s/ Raymond DeMotte
Raymond De Motte, President, Chief Executive Officer and Director

Date: July 13, 2006	/s/ James N. Meek
James N. Meek, Vice-President and Chief Financial Officer

Date: July 13, 2006	/s/ Kevin Shiell
Kevin Shiell, Director

Date: July 13, 2006	/s/ Carol Stephan
Carol Stephan, Director

Date: July 13, 2006	/s/ Dave Waisman
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

The following table presents information about reportable segments for the twelve months ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Revenues:
United States	$50,556	$62,873	$8,448
Mexico	441,160	—	—

Total	491,716	62,873	8,448

Income (loss) from operations
United States	(3,423,413)	(3,795,756)	(4,338,246)
Mexico	(832,198)	(1,205,619)	—

Total	(4,225,611)	(5,001,375)	(4,338,246)

Net Income (Loss)
United States	(3,537,508)	(4,298,956)	(4,150,761)
Mexico	(1,011,449)	(1,230,751)	—

Total	(4,548,957)	(5,529,707)	(4,150,761)

Identifiable Assets:
United States	2,833,503	3,015,872	3,148,468
Mexico	822,003	665,975	—

Total	3,655,506	3,681,847	3,148,468

Capital Expenditures:
United States	27,899	22,987	437,049
Mexico	368	17,937	—

Total	$28,267	$40,924	$437,049

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