Form 10-Q
period 2006-06-30
Sterling Mining CO
filed 2006-08-14
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,733,548 shares of common stock as of August 11, 2006.

STERLING MINING COMPANY

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30 2006	December 31 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$982,640	$1,270,849
Marketable securities	408,011	288,715
Accounts receivable	96,558	42,934
Notes receivable	25,000	25,000
Inventories	275,333	252,275
Prepaid expenses and deposits	323,288	82,645
Other current assets	158,255	58,581

Total current assets	2,269,085	2,020,999

INVESTMENTS	972,507	724,853

PROPERTY AND EQUIPMENT
Property, plant and equipment	1,804,956	506,240
Less accumulated depreciation	(54,088)	(38,392)

Total property and equipment	1,750,869	467,848

OTHER ASSETS
Prepaid long-term leases	1,080,396	441,806

TOTAL ASSETS	$6,072,857	$3,655,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$561,537	$403,001
Accrued expenses	167,869	365,492
Unearned revenue	72,395	80,885

Total current liabilities	801,801	849,378

LONG-TERM LIABILITIES
Convertible notes payable-related party	378,463	—
Derivative from convertible note	434,503	—

Total long-term liabilities	812,966	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $.05 par value; 40,000,000 shares authorized. 20,453,245 and 18,477,419 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,022,662	923,871
Additional paid in capital	21,121,937	16,871,941
Accumulated deficit	(17,590,043)	(14,725,159)
Accumulated comprehensive income	(96,466)	(264,525)

TOTAL STOCKHOLDERS’ EQUITY	4,458,090	2,806,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,072,857	$3,655,506

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30 2006	Three Months Ended June 30 2005	Six Months Ended June 30 2006	Six Months Ended June 30 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$316,509	$6,930	$597,033	$14,427

COSTS AND EXPENSES
Production costs applicable to sales	303,985	4,100	528,433	8,324
Exploration	1,151,966	720,507	1,700,370	1,597,932
General and administrative	479,316	247,460	885,977	465,785
Pre-production costs	—	232,333	—	232,333
Depreciation and amortization	26,356	17,360	32,250	21,837
Professional services	219,997	57,914	312,967	75,777

Total expenses	2,181,622	1,279,674	3,459,997	2,401,988

(LOSS) FROM OPERATIONS	(1,865,112)	(1,272,744)	(2,862,964)	(2,387,561)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	17,333	21,784	57,366	(44,548)
Interest and dividends	17,979	4,420	21,702	3,502
Interest Expense	(19,410)	(21,383)	(27,739)	(21,507)
Gain (loss) on derivative instruments	146,958	—	(59,467)	—
Miscellaneous income, gain (loss) on exchange	63,960	(2,477)	6,220	2,306

Total Other Income (Expense)	226,820	2,344	(1,919)	(60,247)

LOSS BEFORE INCOME TAXES	(1,638,292)	(1,270,400)	(2,864,883)	(2,447,808)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,638,292)	(1,270,400)	(2,864,883)	(2,447,808)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	—

NET LOSS	(1,638,292)	(1,270,400)	(2,864,883)	(2,447,808)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(279,641)	(308,247)	168,059	(623,595)

COMPREHENSIVE LOSS	$(1,917,933)	$(1,578,647)	$(2,696,824)	$(3,071,403)

Basic and Fully Diluted Loss per Share	$(0.08)	$(0.07)	$(0.14)	$(0.15)

Basic and fully diluted weighted average shares outstanding	20,105,300	16,993,800	19,821,400	16,840,400

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30 2006	Six months ended June 30 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,864,883)	$(2,447,808)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	32,250	21,837
Amortization of discount on debentures	84,755	—
Gain (loss) on investments	(57,366)	44,548
Gain (loss) on derivatives	59,467	—
Payments for lease expenses with stock	1,005,000	592,275
Payment of general & admin. expenses with stock	5,200	33,500

(Increase) decrease in:
Accounts receivable	(53,624)	(17,767)
Notes receivable	—	(20,000)
Inventories	(23,058)	(26,559)
Prepaid expenses	(883,368)	(22,790)
Other current assets	(99,675)	(112,984)
Increase (decrease) in:
Accounts payable	158,536	54,398
Accrued expenses	(197,622)	(103,481)
Other current liabilities	(8,490)	136,160

Net cash used by operating activities	(2,842,879)	(1,868,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(276,703)	(9,754)
Proceeds from investments	122,758	38,858
Investment in property plant and equipment	(1,208,716)	3,603

Net cash provided (used) by investing activities	(1,362,661)	32,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	2,460,000	1,805,292
Proceeds from exercise of stock options and warrants	582,331	383,082
Payment of notes payable	—	(160,000)
Purchase of common stock	—	(37,500)
Proceeds from debentures payable	875,000	—

Net cash provided by financing activities:	3,917,331	1,990,874

Net increase (decrease) in cash and cash equivalents	(288,209)	154,910

Cash beginning of period	1,270,849	363,464

Cash at end of period	$982,640	$518,374

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$27,739	$21,507

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$5,200	$33,500
Common stock issued for lease expenses	$1,005,000	$592,275
Common stock issued for equipment	$90,000	$—

The accompanying condensed notes are an integral part of these interim financial statements

Sterling Mining Company and Subsidiary

Condensed Notes to Financial Statements

June 30, 2006

Sterling Mining Company is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. It is operating the Barones tailings plant in Zacatecas, Mexico and is preparing the Sunshine Mine for production in Idaho. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company’s executive offices are located at 2201 Government Way, Suite E, Coeur d’Alene, Idaho 83814.

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiaries (the “Company”). Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2005, as it may be amended from time to time.

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

Asset Retirement Obligations

The company accounts for asset retirement obligations and conditional asset retirement obligations in according with SFAS 143, FIN 47 and US GAAP.

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

The Company issued convertible debentures with warrants attached in the first and second quarter of 2006 as detailed in Note 7.

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investment in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at June 30, 2006 and 2005. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

Foreign Currency Transactions

The Company created a Mexican subsidiary during 2004 for the purpose of exploration and exploitation of silver bearing minerals in Mexico. The Company records in United States dollars the assets and liabilities of its Mexico subsidiary according to generally accepted accounting principles. The Company translates into United States dollars the revenues, expenses, gains and losses of its Mexican subsidiary at the transaction date and records them according to generally accepted accounting principles. Management has concluded that for the purposes of financial reporting, the functional currency of the Mexican subsidiary is the United States dollar. Consequently, management uses the temporal method of foreign currency translation.

Going Concern

In the most recent audit of the Company’s financial statements the auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Management has plans in place to raise substantial capital to meet the expected operating cash needs and the capital budget for the remainder of the fiscal year, 2006.

Inventories

Metals inventories are carried at the lower of net realizable value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Net realizable value is determined by market conditions and the cost to bring inventory to production. Sterling de Mexico had an inventory adjustment for the month of June when average unit cost exceeded net realizable value. The inventories balances at June 30, 2006 and December 31, 2005 represented supplies inventory in Mexico, minerals inventory in Mexico and silver coins inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums, specialty equipment and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the Sunshine Mine lease and the Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Mineral property is depleted, based on estimates of ore reserves.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended June 30, 2006 and 2005, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended June 30, 2006 the volatility ranged from 29% to 165%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Boards risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 5.12% and 5.29% for the periods presented.

The changes in marketable securities, long-term investments, and investments-other during the three and six months ended June 30, 2006 are as follows:

	Marketable Securities	Investments- Long Term	Investments- Other	Total
Fair Market Value at December 31, 2005	$288,718	$381,539	$343,314	$1,013,568

Plus Purchases	133,967	11,475	—	145,442
Less Proceeds from Sales	(54,219)	(2,100)	—	(56,319)
Plus Gain on Sales	38,128	1,905	—	40,032
Plus Unrealized Gains	239,882	15,598	181,706	447,701

Fair Market Value at March 31, 2006	646,472	406,512	525,020	1,578,005

Plus Purchases	117,468	8,150	5,643	131,261
Less Proceeds from Sales	(66,439)	—	—	(66,439)
Plus Gain on Sales	17,333	—	—	17,333
Plus Unrealized Gains	(306,823)	39	27,143	(279,641)

Fair Market Value at June 30, 2006	$408,011	$414,701	$557,806	$1,380,518

At June 30, 2006 the total cost basis of marketable securities and investments was $1,476,984.

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

At June 30, 2006, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $4,280,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2006.

The Company’s deferred tax assets are estimated as follows:

	June 30, 2006	December 31, 2005
Net operating loss carryforward	$12,589,000	$9,970,000

Deferred tax asset	$4,280,000	$3,390,000

Deferred tax asset valuation allowance	$(4,280,000)	$(3,390,000)

At June 30, 2006, the Company has net operating loss carryforwards of approximately $12,589,000, which expire in the years 2016 through 2025. The change in the allowance account from December 31, 2005 to June 30, 2006, was approximately $890,000.

Note 5: Inventories

The Company uses the First-In-First-Out Method of inventory valuation.

Inventories in the United States consist of silver coins, rounds and bullion. Inventories in Mexico consist primarily of silver in precipitate form. Other components of inventory are gold in precipitate form as well as copper and thiosulfite used in the processing of mineral bearing ore. At June 30, 2006 and December 31, 2005 the Company reported the following inventories:

	June 30, 2006	December 31, 2005
United States
Coins, rounds and bullion	$30,775	$46,647

US Total	30,775	46,647

Mexico
Silver and gold precipitate	204,618	145,521
Supplies and other inventory	39,940	42,221

Mexico Total	244,558	205,628

Consolidated Total	$275,333	$252,275

At June 30, 2006 and December 31, 2005, the precipitate in Mexico was either on-site, in transit, or at the refinery.

Note 6: Commitments and Contingencies

Mineral Leases

The Company has secured leases of a number of mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Lease	Production Royalties Payable (1)	2006 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	7,500
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	150,000
Sunshine Mine and Infrastructure, ARI lease (6)	Yes	120,000
Jestec	Yes	15,000
Rock Creek-Idaho	Yes	4,500

(1)	All leases are subject to production royalties.
(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 225 months. There are no annual lease fees.
(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock, which were issued in the first quarter.
(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on June 1, 2007.
(5)	The 2006 San Acacio lease payment of $150,000 was made in full in June.
(6)	The Company makes monthly payments of $10,000. Production royalties are not payable to lessor, but are payable to third parties.

The total value of shares issued for leases and lease amendments for the three and six months ended June 30, 2006 were $105,500 and $1,005,000, respectively. The total number of shares of common stock issued for leases, lease amendments for the three and six months ended June 30, 2006 were 25,000 and 275,000 respectively.

Other Leases

The Company entered into a lease for office space in Coeur d’Alene, Idaho for $1,711 per month through November 2006 and increasing to $1,763 from December 2006 through November 2007.

The Company’s obligations under mineral agreements and office space operating lease agreements as of June 30, 2006 are as follows:

Year Ending:
December 31, 2006	$96,690
December 31, 2007	373,635
December 31, 2008	385,311
December 31, 2009	392,800
December 31, 2010	392,800

Total minimum lease payments	$1,641,236

The Company acquired six patented mining claims in April of 2006 from the New Jersey Mining Company in exchange for $120,000 cash. In the agreement, New Jersey Mining Company conveyed to the Company the real property and all other rights, duties and obligations as set forth in the Camp Agreement of 1978. There are no recurring payments, work commitments or royalty obligations associated with these claims.

In May of 2006 the Company acquired the option to purchase land adjacent to the Sunshine Mine. The Company paid $10,000 cash and 5,000 shares for the purchase option and has no ongoing payments for the option.

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

Tax Year:
2004	$31,887
2005	37,762
2006	19,200
Accrued Penalties and Interest	7,841

Balance, June 30, 2006	$96,690

Note 7: Notes Payable

During the second quarter of 2006, the Company issued one debenture for a total of $300,000. The debenture included a provision for the conversion of the debt to a total of 58,594 shares of the Company’s common stock. The debenture had twelve-month warrants attached with an exercise price of $5.00 for an additional 58,594 shares of the Company’s common stock. The Company discounted the debentures payable for the fair market value of the warrants, $137,256 and for the fair market value of the conversion provision of the debt and the associated derivative liability of $94,436. The Company is amortizing the derivative liability, net of interest paid, over the 18 month life of the debentures. Amortization expense for the debenture for the quarter was $16,686.

During the first quarter of 2006 the Company issued two debentures for a total of $575,000. The debentures included provisions for the conversion of the debt to a total of 230,000 shares of the Company’s common stock. The debentures also had $3.50 warrants attached for an additional 230,000 shares of the Company’s common stock. The Company discounted the debentures payable for the fair market value of the warrants, $69,000 and for the fair market value of the conversion provision of the debt and the associated derivative liability of $280,600. The Company is amortizing the derivative liability, net of interest paid, over the 18 month life of the debentures. Amortization expense for the derivative was $20,725 for the first quarter of 2006 and $47,353 for the second quarter.

The Company issued the debentures to an investor who subsequently became a director of the Company. As a director, the investor is now a related party.

Note 8: Common Stock, Options and Warrants

During the second quarter of 2006, the Company issued 1,158,608 shares of common stock as follows: 435,000 shares for $1,100,000 in cash; 40,000 shares for lease expense and equipment; and 665,108 shares upon the exercise of $0.75 per share stock options that were granted in June of 2003. 17,500 warrants were exercised during the quarter for $70,000 and 572,500 warrants, valued at $722,287, were granted at a weighted average exercise price of $6.41.

During the first quarter of 2006, the Company issued 817,218 shares of common stock as follows: 549,268 shares for $1,360,000 in cash; 250,000 shares for lease expense; and 18,000 upon the exercise of $0.75 per share stock options that were granted in June of 2003. No warrants were exercised during the first quarter and 586,718 warrants were granted. The warrants were valued at $282,549 at March 31, 2006 and the weighted average exercise price of the warrants is $4.18

In February of 2006, the Company entered into a subscription agreement with a foreign investor for the purchase of 500,000 shares of common stock and 500,000 common stock purchase warrants exercisable at a price of $4.75 that expire April 10, 2008. The aggregate purchase price for the securities is $1,250,000 and the first installment of $625,000 was received with the second installment due April 10, 2006. In connection with the transaction, the Company agreed to pay an overseas consultant who assisted with the financing a fee payable in shares and warrants identical to the warrants sold to the investor in the amount of 25,000 shares and 25,000 warrants on the first installment of the subscription and an additional 25,000 shares and 25,000 warrants for the final installment in April 2006.

Note 9: Loss per Common Share

The Company is authorized to issue 40,000,000 shares of common stock, $0.05 par value per share, of which 20,453,245 shares were issued at June 30, 2006. The weighted average shares of common stock outstanding at June 30, 2006 were 20,105,300.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding June 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of June 30, 2006, the Company had issued and outstanding 125,000 stock options at a weighted average exercise price of $4.95, 2,072,035 warrants at a weighted average exercise price of $6.41, and convertible debt that could be converted to 288,594 shares of common stock at an average conversion price of $3.03. Earnings would be fully diluted by 2,485,629 shares if the Company had earnings to report.

Note 10: Business Segments

The Company began reporting two business segments during 2004. One segment is the exploration segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the U.S.A. in this segment. The Company’s other segment, acquired in 2004, is the Mexico exploration segment. The Company acquired the Mexican operation in 2004 and began reporting two segments subsequent to the acquisition. Due to this change in the composition of reportable segments, all prior periods have been restated.

The Mexico segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
United States	$37,133	$6,930	$47,951	$14,427
Mexico	279,376	—	549,082	—

Total	$316,509	$6,930	$597,033	$14,427

Income (loss) from operations
United States	$(1,628,431)	$(1,238,443)	$(2,611,252)	$(2,323,097)
Mexico	(236,681)	(34,301)	(251,712)	(64,464)

Total	$(1,865,112)	$(1,272,744)	$(2,862,964)	$(2,387,561)

Net Income (Loss)
United States	$(1,424,624)	$(1,236,099)	$(2,618,578)	$(2,381,717)
Mexico	(213,668)	(34,301)	(246,305)	(66,091)

Total	$(1,638,292)	$(1,270,400)	$(2,864,883)	$(2,447,808)

Identifiable Assets at June 30, 2006
United States			$5,429,085	$3,034,397
Mexico			643,772	279,773

Total			$6,072,857	$3,314,170

Capital Expenditures:
United States	$1,012,597	$2,263	$1,148,902	$3,603
Mexico	113,408	—	149,814	—

Total	$1,126,005	$2,263	$1,298,716	$3,603

Note 11: Significant Customers

In the past, Sterling de Mexico, the Mexican subsidiary, has sold its precipitate to two refineries. During the three months ended June 30, 2006 all sales were to one refinery, Met-Mex Penoles.

Note 12: Subsequent Events

The Company entered into subscription agreements in July of 2006 for the purchase of a total of 280,303 shares of common stock and 280,303 common stock purchase warrants. The aggregate price of the securities was $915,000. 100,000 warrants have an exercise price of $4.71, 150,000 warrants have an exercise price of $4.97 and 30,303 warrants have an exercise price of $5.06. All the warrants expire in July of 2008.

The Company entered into two subscription agreements to take place in August and September, 2006. The August subscription agreement will be for 150,000 shares of common stock and 150,000 common stock purchase warrants for an aggregate price of $495,000. The September subscription agreement will be for 200,000 shares of common stock and 200,000 common stock purchase warrants for an aggregate price of $660,000. The warrants have a term of two years and an exercise price of 125% of the closing share price on the day the financing is received.

In connection with the above transactions the Company agreed to pay an overseas consultant who is assisting with the financing a fee payable in shares and warrants with the same terms as the warrants sold to the investors.

Item 2: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The Company’s operating mine is the Barones silver tailings project in Mexico. At the Barones silver tailings project in Mexico, silver production was 23,618 ounces of silver and 53 ounces of gold in the second quarter of 2006 compared to no ounces of silver or gold in the second quarter of 2005. Production was down for the quarter, primarily due to a two week suspension of leaching during the quarter caused by a lack of water necessary in the leaching process. The Barones project began operating in the third quarter of 2005. Total cash cost per ounce in the second quarter of 2006 was $11.18 per ounce. The high cost per ounce for the quarter resulted from the interruption in production as well as the cost of re-establishing the water supply to the vats.

During the quarter the Company purchased and began the installation of a crusher at the Barones plant to increase metal recoveries.

In Idaho the Company is rehabilitating the Sunshine Mine and its goal is to begin production in late 2007 or early 2008. The rehabilitation and development of the Sunshine Mine during the second quarter of 2006 included advancing the Sterling Tunnel Project. The project advanced 891 project feet during the second quarter and 1,018 project feet in the six months ended June 30, 2006. Expenditures on the tunnel were $752,415 in the second quarter and $878,705 for the six months ended June 30, 2006. The 5,700 foot tunnel will connect with the Silver Summit tunnel and provide exploration drill stations, ventilation, escape way and power distribution flexibility for the mine. The Company commenced an underground diamond drilling program in the Silver Summit Tunnel during the quarter and is studying the results to guide future exploration.

The Company has exploration projects in Idaho, Montana and Mexico. During the second quarter of 2006 Sterling Mining Company continued exploration on its Mexican properties in the state of Zacatecas, Mexico. Evaluation of the Diamond drilling on La Esperanza and El Tesorito properties located in the Ojo Caliente district was completed. Additional drilling was recommended for both properties. At La Esperanza reverse circulation drilling is recommended to block a potential small, near surface, low grade gold silver deposit that can be mined by open pit methods. At El Tesorito the main vein was well delineated with moderate silver values. More diamond drilling was recommended to evaluate possible secondary enrichment at deeper levels. Drill sites for three diamond drill holes were selected for drilling at a later date, at La Aventurera, La Encarnacion and El Griego veins.

At the San Acacio Property the Company has retained an outside consulting firm to assist in an on-going scoping study on the project. The Company is conducting certain geological evaluations including sampling of near surface material and rehabilitation of the Purisima Tunnel.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the three months ended June 30, 2006 were $12.25 and $628 per ounce, respectively. The market prices of silver and gold on August 4, 2006 were $12.68 per ounce and $655.50 per ounce, respectively.

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

During the quarter the Board of Directors appointed Roger A. VanVoorhees as a director of the Company. Mr. Van Voorhees is 60 years old, graduated with a B.S. degree from Western Michigan University and has business and investment interests in the hospitality, real estate, oil and gas, and metal mining industries. As a holder of more than 5% of the Company’s stock, Mr. Van Voorhees is a related party.

Comparative Results of Operations

For the three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005

Revenues

Sales of metal from continuing operations in the second quarter and first six months of 2006 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico and coin revenues in the USA from the sale of coins, rounds and bullion and from contract and lease income. Total sales for the quarter were $316,509 in 2006 and $6,930 in 2005. Total sales for the six months ended June 30, 2006 were $597,033 in 2006 and $14,427 in 2005. Sales in the second quarter in Mexico were $279,376 in 2006 and none in 2005. Sales for the six months ended June 30 in Mexico were $549,082 in 2006 and none in 2005. Sales in the second quarter in the USA were $37,133 in 2006 and $6,930 in 2005. Sales for the six months ended June 30 in the USA were $47,951 in 2006 and $14,427 in 2005.The increase in sales in 2006 versus 2005 was due to silver production beginning at the Barones Plant in the third quarter of 2005.

Costs and Expenses

Both sales and production costs applicable to sales have increased dramatically compared to a year ago. This is due to the start of operations at the Barones tailings plant in Mexico within the last year. Production costs and cost per ounce were higher in the second quarter than they were in the first quarter due to the temporary shortage of water at the plant, discussed above.

The Company reported “Production Costs Applicable to Sales” of $303,985 in the second quarter of 2006 and $4,100 in the second quarter of 2005. Cost of revenues for the six months ended June 30 was $528,433 in 2006 and $8,324 in 2005. “Production Costs Applicable to Sales” for the quarter in Mexico was $289,260 in 2006 and none in 2005. “Production Costs Applicable to Sales” for the six months ended June 30 in Mexico was $507,305 in 2006 and none in 2005. The Cost of Revenues for coin sales in the U.S. was $14,726 and $4,100 in the second quarters of 2006 and 2005 respectively. The Cost of Revenues for coin sales in the U.S. was $21,128 and $8,324 for the six months ended June 30 of 2006 and 2005 respectively.

Total operating expenses increased from $1,279,674 in the second quarter of 2005 to $2,181,622 in 2006, reflecting increased activity for the Company. As a result, the loss from operations increased from $1,272,744 in the second quarter of 2005 to $1,865,112 in 2006 and the net loss for the quarter increased from $1,270,400 in 2005 to $1,638,292 in 2006.

For the six months ended June 30 operating expenses increased from $2,401,988 in 2005 to $3,459,997 in 2006. The increase in expenses is primarily attributed to production costs in 2006 exceeding pre-production costs in 2005, and increases in exploration expenses, corporate general and administrative expenses, and professional services. Professional service expenses increased due to legal fees and costs associated with the Company successfully registering with the SEC and passing through the comment period. For the six months ended June 30, loss from operations increased from $2,387,561 in 2005 to $2,862,964 in 2006 and net loss increased from $2,447,808 in 2005 to $2,864,883 in 2006.

Other Income and Expenses

Other income and expense for the quarter resulted in a net gain of approximately $226,820 in 2006 and $2,344 in 2005. The largest component of that income in the second quarter of 2006 was gain on derivative instruments. The largest component of that income in the second quarter of 2005 was gain on the sale of investments.

Other income and expense for the six months ended June 30 resulted in a net expense of $1,919 in 2006 and a net expense of 60,247 in 2005. The largest component of other income in those six months of 2006 was loss on derivative instruments. The largest component of other income in those six months of 2005 was loss on the sale of investments. Investments have fluctuated due to changing market conditions. The derivative instruments are a result of the convertible debentures the Company issued and the gain and loss on the derivatives is a result of fluctuating market conditions.

Income Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling de Mexico has a net tax asset of IVA tax refundable in Mexico.

Loss From Continuing Operations

As a result of the above, the Company’s loss from continuing operations amounted to a 1,865,112 in the second quarter of 2006 compared to a loss from continuing operations of 1,272,744 in the second quarter of 2005. Loss from continuing operations for the six months ended June 30, 2006, was $2,862,964 compared to a loss of $2,387,561 for the comparable period in 2005. The largest component of the loss for the interim period of both years was exploration expense which was $1,700,370 for the six-month period in 2006 and $1,597,932 for the six-month period in 2005. In the first six months of 2006 the net loss was reduced by sales revenue of silver and gold in Mexico.

Cash Cost Per Ounce of Silver

During the second quarter of 2006 Sterling de Mexico sold approximately 23,000 ounces of silver and small amounts of other metals for approximately $280,000 in U.S. dollars. Sterling de Mexico’s costs, on a cash basis, are presented in the table below.

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

Silver: Cash Costs per Ounce

Sterling de Mexico, 2nd Quarter 2006

Total Cash Costs	$264,031
Divided by silver ounces produced	23,618

Total cash cost per ounce produced	$11.18

Reconciliation to GAAP
Total Cash Costs	264,031
Less: Refining and transportation	(27,993)
Plus: By-product credits (gold)	18,689

Cost of operations	254,727

Plus: decrease in product inventory	34,533
Cost of sales and other production costs and
depreciation, depletion and amortization (GAAP)	$289,260

Note: The Company has no cash cost per ounce to report for the three and six months ended June 30, 2005. The Barones tailings plant began producing silver for sale in the third quarter of 2005. Ounces produced prior to June 30, 2005 were treated as pre-production.

Liquidity and Capital Resources

The Company’s cash balance at June 30, 2006 was approximately $1.0 million. During the three and six months ended June 30, 2006, the Company received cash upon the exercise of options and warrants, private placement of common stock and the issuance of convertible debentures. Total cash provided by financing activities was approximately $2.0 million in the second quarter and $3.9 million in the six months ended June 30, 2006.

The Company believes that these cash amounts will be sufficient to meet its operating and capital needs through September of 2006, and the Company intends to raise additional capital to meet its future operating needs through private equity or convertible debt offerings.

The Company’s use of funds has been growing due to increasing exploration activities both in Mexico and at the Sunshine Mine in Idaho. Rehabilitation of the Sunshine Mine has been the primary use of funds for capital expenditures. The acquisition of the crusher for the Barones was the second largest capital expenditure during the quarter. Corporate General and Administrative expense has grown since the second quarter of 2005 as the Company expanded its office and its staff, hiring a CFO, Environmental Quality Manager, Accounting Manager, and others. As the Company grows and prepares for the operation of the Sunshine Mine, management anticipates further capital improvements, equipment purchases and staff increases.

Management has been successful in raising capital through private equity offerings and is seeking additional debt and/or equity funding for future operations. While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations through September of 2006, there can be no assurances that financing will be available when needed for the remainder of the year.

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

The capital requirements of the Company’s Mexican operations will be dependent on the profits and cash flow from our Barones operations, results of economic and technical studies on our other projects and any exploration projects the Company may select for advancement.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations for the periods shown:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Year
Convertible Debentures	$875,000	$—	$875,000	—	—
Operating Leases:
Ebisch-Reich	$55,000	$7,500	$12,500	$15,000	$20,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	12,500	2,500	2,500	2,500	5,000
Timberline Resources	60,000	—	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
San Acacio	450,000		150,000	150,000	150,000

Total	$1,148,700	$152,800	$327,800	$330,300	$337,800

*	The holder of the convertible debentures, Roger Van Voorhees, is a director and related party.

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

Management received a reserves estimate for the Barones tailings plant in Mexico in June of 2006. The Company began capitalizing assets at the Barones plant in June and will be depleting those assets over the estimated reserves.

Mineral Exploration and Development Costs

The Company in its inception in 1998 was an exploration Company. The Company began producing silver at the Barones plant in 2005.

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

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2006, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In September 2005, James D. Christianson and a small group of shareholders affiliated with Mr. Christianson filed a lawsuit against two directors of the Company in the United States District Court, Western District of Washington at Tacoma, Case No. CV05-5590 RBL. The original complaint alleged, among other things, that the directors made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock and stock in other businesses with which the directors are associated. Sterling was not a party to the original complaint.

The plaintiffs requested permission to amend the original complaint to add claims against the Company and others, asserting that the Company and others made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock, among other allegations. During the second quarter of 2006 the motion was approved. The Company is prepared to vigorously defend the claims against it.

Item 1A. Risk Factors

The Company has the following material changes to report to add to the risk factors previously disclosed in our annual report on Form 10-K/A filed on July, 13, 2006:

The Company continued to incur net losses and has an accumulated deficit of $17,590,043 at June 30, 2006. Unless we obtain additional financing we may not be able to meet our obligations as they come due and may not be able to execute our long-term plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006 the Company issued an aggregate of 1,158,608 shares of common stock for aggregate proceeds of $1,668,831 and for non-cash value of $212,700, as follows:

Four private investors purchased 435,000 shares for aggregate proceeds of $1,100,000. These securities were issued in offshore transactions in reliance upon Regulation S adopted under the Securities Act of 1933. The Company granted the investors 572,500 warrants, valued at $722,287, at a weighted average exercise price of $6.41.

In reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, the Company issued a total of 723,608 shares as follows:

•	665,108 were issued for proceeds of $498,831 upon the exercise of 75 cent options that were granted in 2003.

•	17,500 shares were issued upon the exercise of warrants for aggregate proceeds of $70,000.

•	1,000 shares were issued for services valued at $5,200

•	40,000 shares were issued for mining leases and agreements and for mining equipment and were valued at $207,500.

Subsequent to the second quarter of 2006 the Company entered into subscription agreements for the purchase of a total of 280,303 shares of common stock and 280,303 common stock purchase warrants. The aggregate price of the securities was $915,000. 100,000 warrants have an exercise price of $4.71, 150,000 warrants have an exercise price of $4.97 and 30,303 warrants have an exercise price of $5.06. All the warrants expire in July of 2008.

The Company entered into two subscription agreements to take place in August and September, 2006. The August subscription agreement will be for 150,000 shares of common stock and 150,000 common stock purchase warrants for an aggregate price of $495,000. The September subscription agreement will be for 200,000 shares of common stock and 200,000 common stock purchase warrants for an aggregate price of $660,000. The warrants have a term of two years and an exercise price of 125% of the closing share price on the day the financing is received.

The securities sold after June 30, 2006 were issued in offshore transactions in reliance on Regulation S adopted under the Securities Act of 1933. The above securities that will be sold in August and September will be issued in offshore transactions in reliance on Regulation S adopted under the Securities Act of 1933.

In connection with the above transactions the Company agreed to pay an overseas consultant who is assisting with the financing a fee payable in shares and warrants with the same terms as the warrants sold to the investors. The shares issued to the consultant will be issued in reliance Regulation S adopted under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The number of shares of common stock on the face of this filing, 20,733,548 differs from the number of shares on the balance sheet, 20,453,245 because of share issuances in July of 2006.

Item 6. Exhibits

Exhibit	Description

10.1	New Jersey Mining, Camp Project Agreement

10.2	Sterling Mining Company Form of Subscription Agreement

10.3	Sterling Mining Company Form of Warrant for Offshore Offering

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: August 14, 2006	By:	/s/ Raymond DeMotte
Raymond DeMotte, Chief Executive Officer

Date: August 14, 2006	By:	/s/ James N. Meek
James N. Meek, Chief Financial Officer