Form 10-Q
period 2006-09-30
Sterling Mining CO
filed 2006-11-15
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,495,161 shares of common stock as of November 13, 2006.

STERLING MINING COMPANY

FINANCIAL STATEMENTS

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30 2006	December 31 2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$876,149	$1,270,849
Marketable securities	661,834	288,715
Accounts receivable	104,627	42,934
Notes receivable	—	25,000
Inventories	237,221	252,275
Prepaid expenses and deposits	225,079	82,645
Other current assets	216,767	58,581

Total current assets	2,321,677	2,020,999

INVESTMENTS	1,021,796	724,853

PROPERTY AND EQUIPMENT
Property, plant and equipment	3,287,842	506,240
Less accumulated depreciation	(79,774)	(38,392)

Total property and equipment	3,208,068	467,848

OTHER ASSETS
Prepaid long-term leases	1,043,887	441,806

TOTAL ASSETS	$7,595,428	$3,655,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$683,359	$403,001
Accrued expenses	283,632	365,492
Unearned revenue	60,000	80,885

Total current liabilities	1,026,991	849,378

LONG-TERM LIABILITIES
Convertible notes payable-related party	75,000	—
Derivative from convertible note	26,250	—

Total long-term liabilities	101,250	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $.05 par value; 40,000,000 shares authorized. 21,773,672 and 18,477,419 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,088,684	923,871
Additional paid-in capital	24,529,265	16,871,941
Accumulated deficit	(19,234,514)	(14,725,159)
Accumulated comprehensive income	83,753	(264,525)

TOTAL STOCKHOLDERS’ EQUITY	6,467,188	2,806,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,595,428	$3,655,506

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30 2006 (unaudited)	Three Months Ended September 30 2005 (unaudited)	Nine Months Ended September 30 2006 (unaudited)	Nine Months Ended September 30 2005 (unaudited)
REVENUES	$165,062	$29,690	$762,095	$44,117

COSTS AND EXPENSES
Production costs applicable to sales	154,445	30,394	682,878	36,918
Exploration	876,650	1,057,274	2,577,020	2,655,206
General and administrative	447,362	295,421	1,333,339	667,849
Pre-production costs	—	59,882	—	292,215
Depreciation and amortization	20,471	(6,047)	52,721	15,790
Professional services	367,435	108,074	680,402	139,504

Total expenses	1,866,364	1,544,998	5,326,361	3,807,482

LOSS FROM OPERATIONS	(1,701,302)	(1,515,308)	(4,564,266)	(3,763,365)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	45,199	(9,459)	127,185	(54,007)
Interest and dividends	2,735	2,477	24,437	8,285
Interest Expense	(21,814)	(13,691)	(49,553)	(35,198)
Gain (loss) on derivative instruments	(31,818)	—	(91,285)	—
Other income, gain (loss) on exchange	62,527	—	44,126	—

Total Other Income (Expense)	56,830	(20,673)	54,911	(80,920)

LOSS BEFORE INCOME TAXES	(1,644,472)	(1,535,981)	(4,509,355)	(3,844,285)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,644,472)	(1,535,981)	(4,509,355)	(3,844,285)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	—

NET LOSS	(1,644,472)	(1,535,981)	(4,509,355)	(3,844,285)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	180,219	(242,601)	348,278	(866,196)

COMPREHENSIVE LOSS	$(1,464,252)	$(1,778,582)	$(4,161,077)	$(4,710,481)

Basic and Fully Diluted Net Loss per Share	$(0.08)	$(0.09)	$(0.26)	$(0.19)

Basic and fully diluted weighted average shares outstanding	21,173,700	17,191,600	20,545,300	17,028,800

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30 2006 (unaudited)	Nine months ended September 30 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss	$(4,509,355)	$(3,844,285)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	52,721	15,790
Amortization of discount on debentures	141,221	—
Gain (loss) on investments	(127,185)	54,007
Gain (loss) on derivatives	31,817	—
Payments for lease expenses with stock	1,005,000	592,274
Payment of general & admin. expenses with stock	5,200	136,940

(Increase) decrease in:
Accounts receivable	(61,693)	(23,284)
Notes receivable	25,000	(24,176)
Inventories	15,054	(90,209)
Prepaid expenses	(745,340)	(18,326)
Other current assets	(158,186)	(58,950)
Increase (decrease) in:
Accounts payable	280,359	524,424
Accrued expenses	(81,860)	(14,820)
Other current liabilities	(20,885)	—

Net cash used by operating activities	(4,148,132)	(2,750,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(309,003)	(9,754)
Proceeds from investments	191,956	80,000
Investment in property plant and equipment	(2,781,602)	(3,726)

Net cash provided (used) by investing activities	(2,898,649)	66,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	5,194,750	2,338,011
Proceeds from exercise of stock options and warrants	582,331	516,602
Payment of notes payable	—	(160,000)
Purchase of common stock	—	(37,500)
Proceeds from debentures payable	875,000	—

Net cash provided by financing activities:	6,652,081	2,657,113

Net increase (decrease) in cash	(394,700)	(26,981)

Cash beginning of period	1,270,849	363,464

Cash at end of period	$876,149	$336,483

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$21,814	$124

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$5,200	$136,940
Common stock issued for lease expenses	$1,005,000	$592,275
Common stock issued for equipment	$90,000	$—
Common stock issued for commissions and convertible debt	$1,062,513	$—
Investment received for debt repayment	$33,875	$—

The accompanying condensed notes are an integral part of these interim financial statements

Sterling Mining Company and Subsidiary

Condensed Notes to Financial Statements

September 30, 2006

Sterling Mining Company is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. It is operating the Barones tailings plant in Zacatecas, Mexico and is preparing the Sunshine Mine in Idaho for production. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company’s executive offices are located at 2201 Government Way, Suite E, Coeur d’Alene, Idaho 83814.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions.

Asset Retirement Obligations

The Company accounts for asset retirement obligations and conditional asset retirement obligations in accordance with SFAS 143 and FIN 47.

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

Historically, the Company has not entered into derivative contracts to hedge existing risks.

The Company has issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognizes the convertible debt contract as a derivative instrument and accounts for the derivative according to generally accepted accounting principles in the U.S.

The Company had three convertible debentures outstanding at the beginning of the quarter. Two were exercised during the quarter. The third is reported on the balance sheet at September 30, 2006 and was exercised in early October.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Through the third quarter of 2006, the Company has reported mine rehabilitation costs as a component of exploration costs. Management has determined that in the future, such costs will be reported as a component of operating expenses, separate from exploration expenses. Mine rehabilitation costs for the three and nine months ended September 30, 2006 are $767,961 and $2,024,556, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investment in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at September 30, 2006 and 2005. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

Going Concern

In the most recent audit of the Company’s financial statements the auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Management has raised capital during the first nine months of 2006 and is continuing its search for financing from outside sources to meet the expected operating cash needs and the capital budget for the remainder of fiscal year 2006.

Inventories

Metals inventories are carried at the lower of net realizable value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Net realizable value is determined by market conditions and the cost to bring inventory to production. The inventory balances at September 30, 2006, and December 31, 2005, represented supplies inventory in Mexico, minerals inventory in Mexico and silver coins, rounds and bullion inventory in Idaho.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Note 3: Marketable Securities and Investments

The Company’s investment portfolio consists primarily of small-cap mining stocks, options and warrants.

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three and nine months ended September 30, 2006 and 2005, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company determines the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost basis of specific investment accounts.

On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended September 30, 2006, the volatility ranged from 47% to 164%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 4.77% and 5.16% for the periods presented.

The changes in marketable securities, long-term investments, and investments-other during the three and nine months ended September 30, 2006, are as follows:

3 Months ended Sept. 30, 2006	Fair Value at June 30, 2006	Plus Purchases	Less Sales at Cost or Impairments	Plus (Less) Unrealized Gain (Loss)	Fair Value at Sept. 30, 2006
Investments Long-Term	$414,701	$5,500	$—	$6,200	$426,401
Investments Other	557,806	125,393	—	(87,804)	595,395

Total-Investments	972,507	130,893	—	(81,604)	1,021,796
Marketable Securities	408,011	16,000	(24,000)	261,823	661,834

Total-Marketable Securities and Investments	$1,380,518	$146,893	$(24,000)	$180,219	$1,683,630

9 Months ended Sept. 30, 2006	Fair Value at Dec. 31, 2005	Plus Purchases	Less Sales at Cost or Impairments	Plus (Less) Unrealized Gain (Loss)	Fair Value at Sept. 30, 2006
Investments Long-Term	$381,539	$5,500	$(975)	$40,337	$426,401
Investments Other	343,314	125,393	(47,842)	174,530	595,395

Total-Investments	724,853	130,893	(48,817)	214,867	1,021,796
Marketable Securities	288,715	303,504	(63,796)	133,412	661,834

Total-Marketable Securities and Investments	$1,013,568	$434,397	$(112,613)	$348,278	$1,683,630

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

At September 30, 2006, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $5,945,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2006.

The Company’s deferred tax assets are estimated as follows:

	September 30, 2006	December 31, 2005
Net operating loss carryforward	$17,484,000	$9,970,000

Deferred tax asset	$5,945,000	$3,390,000

Deferred tax asset valuation allowance	$(5,945,000)	$(3,390,000)

At September 30, 2006, the Company has net operating loss carryforwards of approximately $17,484,000 which expire in the years 2016 through 2025. The change in the allowance account from December 31, 2005, to September 30, 2006, was approximately $2,555,000.

Note 5: Inventories

The Company uses the FIFO method of inventory valuation.

Inventories in the United States consist of silver coins, rounds and bullion. Inventories in Mexico consist primarily of silver in precipitate form. Other components of inventory are gold in precipitate form as well as copper and thiosulfite used in the processing of mineral bearing ore. At September 30, 2006, and December 31, 2005, the Company reported the following inventories:

	September 30, 2006	December 31, 2005
United States
Coins, rounds and bullion	$73,047	$46,647

US Total	73,047	46,647

Mexico
Silver and Gold precipitate	122,722	145,521
Supplies and other inventory	41,452	42,221

Mexico Total	164,174	205,628

Consolidated Total	$237,221	$252,275

At September 30, 2006, and December 31, 2005, the precipitate in Mexico was either on-site, in transit, or at the refinery. During the third quarter, the Company identified and measured residual ounces of silver in by-products of the production process that may be recoverable. Those ounces are not included in ending inventory at September 30, 2006, because management is in the process of determining the feasibility of recovering the ounces and estimating their value.

Note 6: Commitments and Contingencies

Mineral Leases

The Company has secured leases of a number of mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Lease	Production Royalties Payable (1)	2006 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	7,500
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	—
Sunshine Mine and Infrastructure, ARI lease (6)	Yes	120,000
Jestec	Yes	15,000
Rock Creek-Idaho	Yes	6,000

(1)	All leases are subject to production royalties.
(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.
(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock, which were issued in the first quarter.
(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on September 1, 2007.
(5)	The 2006 San Acacio lease payment of $150,000 was made in full in June of 2006.
(6)	The Company makes monthly payments of $10,000. Production royalties are not payable to lessor, but are payable to third parties.

Some leases are subject to work commitments. The Company is currently not delinquent on any work commitments.

The total number of shares of common stock issued for leases and lease amendments for the three and nine months ended September 30, 2006, were zero and 275,000, respectively. The total dollar value of shares issued for leases and lease amendments for the three and nine months ended September 30, 2006, were zero and $1,005,000, respectively.

Other Leases

The Company entered into a lease for office space in Coeur d’Alene, Idaho, for $1,711 per month through November 2006 and increasing to $1,763 from December 2006 through November 2007.

The Company’s obligations under mineral agreements and office space operating lease agreements as of September 30, 2006, are as follows:

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

Tax Year:
2004	$31,887
2005	37,762
2006	28,800
Accrued Penalties and Interest	11,065

Balance, September 30, 2006	$109,514

Legal Proceedings

In September 2005, James D. Christianson and a small group of shareholders affiliated with Mr. Christianson filed a lawsuit against two directors of the Company in the United States District Court, Western District of Washington at Tacoma, Case No. CV05-5590 RBL. The

original complaint alleged, among other things, that the directors made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock and stock in other businesses with which the directors are associated. The Company was not a party to the original complaint.

The plaintiffs requested permission to amend the original complaint to add claims against the Company and others, asserting that the Company and others made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock, among other allegations. During the second quarter of 2006 the motion was approved. In September 2006, the presiding judge transferred the case to northern Idaho district court. Management has believes that the case is without merit and that any liability resulting from the case is neither estimable nor probable. The Company is prepared to vigorously defend the claims against it.

Note 7: Notes Payable

The Company did not issue any debt instruments during the third quarter of 2006. Two of the Company’s outstanding convertible debentures payable in the aggregate principal amount of $800,000 were converted by the holder to common shares during the quarter.

Note 8: Common Stock, Options and Warrants

During the third quarter of 2006, the Company issued 1,320,427 shares of common stock as follows: 805,303 shares for $2,743,750 in cash; 256,530 shares, valued at $649,249, issued as commissions and 258,594 shares, valued at $800,000, upon the conversion of convertible debentures. No warrants were exercised during the quarter. 1,026,833 warrants, valued at $1,119,548, were granted at a weighted average exercise price of $4.82.

During the second quarter of 2006, the Company issued 1,158,608 shares of common stock as follows: 435,000 shares for $1,100,000 in cash; 40,000 shares for lease expense and equipment; and 665,108 shares upon the exercise of $0.75 per share stock options that were granted in September of 2003. 17,500 warrants were exercised during the quarter for $70,000 and 572,500 warrants, valued at $722,287, were granted at a weighted average exercise price of $6.41.

During the first quarter of 2006, the Company issued 817,218 shares of common stock as follows: 549,268 shares for $1,360,000 in cash; 250,000 shares for lease expense; and 18,000 upon the exercise of $0.75 per share stock options that were granted in June of 2003. No warrants were exercised during the first quarter and 586,718 warrants were granted. The warrants were valued at $282,549 at March 31, 2006, and the weighted average exercise price of the warrants is $4.18.

Note 9: Loss per Common Share

The Company is authorized to issue 40,000,000 shares of common stock, $0.05 par value per share, of which 21,773,672 shares were issued at September 30, 2006. The weighted average shares of common stock outstanding at September 30, 2006, were 21,173,700.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of September 30, 2006, the Company had issued and outstanding 25,000 $0.75 stock options, 3,098,868 warrants at a weighted average exercise price of $4.39, and convertible debt that could be converted to 30,000 shares of common stock at a conversion price of $2.50. Fully diluted earnings per share would be calculated using 24,927,540 shares, if the Company had earnings to report

Note 10: Business Segments

The Company began reporting two business segments during 2004. One segment is the exploration segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the USA in this segment. The Company’s other segment, acquired in 2004, is the Mexico exploration segment. The Company acquired the Mexican operation in 2004 and began reporting two segments subsequent to the acquisition.

The Mexico segment includes the Company’s 99% owned subsidiary Sterling Mining de Mexico, S.A. de C.V. The Mexico segment engages in the acquisition exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$3,393	$29,690	$51,344	$44,117
Mexico	161,669	—	710,751	—

Total	$165,062	$29,690	$762,095	$44,117

Income (loss) from operations:
United States	$(1,481,177)	$(948,853)	$(4,092,429)	$(2,494,613)
Mexico	(220,125)	(566,455)	(471,837)	(1,268,752)

Total	$(1,701,302)	$(1,515,308)	$(4,564,266)	$(3,763,365)

Net Income (Loss)
United States	$(1,386,409)	$(969,526)	$(3,899,712)	$(2,575,533)
Mexico	(258,063)	(566,455)	(609,643)	(1,268,752)

Total	$(1,644,472)	$(1,535,981)	$(4,509,355)	$(3,844,285)

Identifiable Assets:
United States	Same as nine month	Same as nine month	$6,429,598	$2,099,720
Mexico			1,165,830	817,773

Total			$7,595,428	$2,917,493

Capital Expenditures:
United States	$1,446,457	$123	$2,595,359	$3,726
Mexico	36,429	—	186,243	—

Total	$1,482,886	$123	$2,781,602	$3,726

Note 11: Significant Customers (Concentrations)

In the past, Sterling de Mexico, the Mexican subsidiary, has sold its precipitate to two refineries. During the three and nine months ended September 30, 2006, all sales were to one refinery: Met-Mex Penoles.

Note 12: Subsequent Events

On October 1, 2006, the Company entered into an agreement with Aura Silver Resources to explore the Company’s Pine Creek properties. The Pine Creek claims lie adjacent to the New Bunker Hill Mine property. When the terms of the agreement are completed, Aura Silver will have exploration rights as well as access to the Company’s extensive geological data on the Pine Creek District of the Silver Valley in order to assess the data and generate new exploration programs by 2007. Exploration will fall within the defined area of interest and may extend into areas beyond the Company’s current Pine Creek land holdings. Pursuant to the agreement, Aura Silver will provide exploration expertise and conduct the exploration programs from 2006 to 2010 to earn a 50% interest in certain mining claims. Subject to TSX Venture approval, during the first year, Aura Silver committed to exploration expenditures of $200,000 and the issuance of 150,000 shares of common stock. During the four year earn-in period, at Aura Silver’s option, exploration expenditures would total up to US $3 million and the issuance of up to an additional 850,000 Aura Silver common shares.

On October 10, 2006, the holder of the $75,000 February 2006 convertible debenture converted the debt to 30,000 shares of common stock.

During the month of October related parties made short-term loans to the Company for a total of $215,000. The terms of the loans are as follows:

$75,000 loan. 10 % interest. 6 weeks

$70,000 loan. 6 % interest. 12 months

$35,000 loan. 10 % interest. 6 weeks

$20,000 loan. 8 % interest. 30 days

$15,000 loan. 8 % interest. 12 months

During the month of October the Company purchased two pieces of land near the Sunshine Mine totaling 16 acres (Tracts 2 and 3). The Company exercised the option to purchase the first property by paying $26,030 on October 4, committing to issue 20,000 shares of common stock, and committing to pay an additional $50,000 within 24 months. The Company purchased the second property by paying $25,000 in September, $50,412 on October 4, issuing 50,000 shares of common stock on October 27, and committing to issue an additional 100,000 shares of common stock.

On October 20, 2006, the Company entered into a definitive purchase agreement with Essential Metals Corporation (EMC) to acquire the Big Creek tailings pond facility that the Company intends to use in conjunction with the operation of the ore concentrating mill for the Sunshine Mine. Under the agreement, the Company agreed to pay $4.5 million and convey a 16-acre parcel of land to EMC in exchange for the tailings pond property and related easements, water rights and permits. The Company paid an initial deposit of $100,000 earlier in October 2006, an additional payment of $500,000 on October 20, 2006, and is required to make the final payment of $3.9 million on January 22, 2007. The Company can elect to take three monthly extensions of the final payment and closing to a final date of April 23, 2007, by paying $132,500 for each monthly extension. If the Company fails to make the final payment of $3.9 million when due under the agreement, after taking into account any extensions, it will forfeit to EMC the $600,000 that has been paid and the 16-acre parcel of land it agreed to convey to EMC as part of the purchase price for the tailings pond.

On October 25, 2006, the Company entered into an agreement with Chester Mining Company. Sterling Mining currently leases six patented mining claims covering 106 acres, which are part of the Sunshine Mine property. Under the agreement the Company sold 50% of its interest in the Tabasquena Mine in Mexico for 600,000 restricted common shares of Chester Mining Company. Under a separate agreement, the Company issued 400,000 restricted shares of its common stock to a company controlled by an officer and director of Chester Mining in exchange for 675,000 outstanding common shares of Chester Mining. As a result of these transactions, the Company now holds approximately 40% of the issued and outstanding common shares of Chester Mining, which management believes to be to the advantage of the Company because of its leasehold interest in the Chester Mining’s patented mining claims described above. The Company issued its shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and no commission was paid to any person in connection with effecting the transaction.

The Company made a deposit of $100,000 against the purchase price of $900,000 for mining claims and mineral interests in Shoshone County, Idaho, to be purchased from an unrelated third party. The terms of the final purchase agreement for the properties are currently being negotiated.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operating facility is the Barones silver tailings project in Mexico. At the Barones silver tailings project in Mexico, silver production for the third quarter was low at 15,390 ounces of silver and 22 ounces of gold compared to 49,687 ounces of silver and 106 ounces of gold in the third quarter of last year. Production was down compared to the prior year primarily due to recovery problems being encountered at the project and to lower grade of ore. The project began processing material in 2005. The recovery problems are being addressed through the installation of crushing equipment which is in the process of occurring. The lower production resulted in a higher cash cost per ounce of $10.26 for the quarter. The Company is currently projecting an expansion of capacity at the plant once operating improvements occur at the facility.

At the San Acacio project rehabilitation efforts began on underground tunnels during the third quarter, and a sampling program at surface and underground began.

There was limited activity at the Company’s exploration prospects in Mexico during the third quarter.

The Company’s principal project is the Sunshine Mine project in the state of Idaho. Management expects to begin production in late 2007 or early 2008. The rehabilitation and development of the Sunshine Mine during the third quarter of 2006 included advancing the approximately $4,313,125 million Sterling Tunnel Project. The project advanced 1,291 project feet during the third quarter and 2,386 project feet in the nine months ended September 30, 2006. Expenditures on the tunnel were $909,509 in the third quarter and $1,777,661 for the nine months ended September 30, 2006, all of which was capitalized. The 5,700 foot tunnel project will connect with the Silver Summit tunnel and provide exploration drill stations, ventilation, escape way and power distribution flexibility for the mine. The Company started an underground diamond drilling program in the Sterling Tunnel during the quarter to begin exploration of up-dip projections of major veins and un-mined areas of the upper Sunshine workings. The Company also continued its underground drilling program in the “upper country” areas encompassing both the Silver Summit tunnel and Sterling tunnel during the quarter, and reviewing results as a guide to ongoing exploration.

The Company hired five additional employees at the Sunshine Mine during the quarter, and continued rehabilitation and development efforts geared towards rehabilitation and returning of the Silver Summit hoist to operating status. The Silver Summit Hoist rehabilitation is required to establish a secondary escapeway for “lower country” areas of the mine, considered a necessity for a return to production. The Company is ordering additional equipment and supplies to meet its ongoing development plan, but is subject to delivery delays which are considered common in the industry at present.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the three months ended September 30, 2006, were $11.55 and $599.25 per ounce, respectively. The market prices of silver and gold on November 10, 2006, were $13.03 per ounce and $632.25 per ounce, respectively.

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

During the quarter, the Board of Directors appointed Mr. J. Kenney Berscht as a director of the Company effective September 27, 2006, thereby increasing the size of the Board to six members. Mr. Berscht graduated with a degree in Business Administration from the University of Western Ontario, Canada, has held executive positions with a number of energy companies and is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers. The Board determined that Mr. Berscht qualifies as an “independent director” under applicable NASD rules, and it is expected that he will be appointed to serve on the Board’s Audit and Compensation Committees.

Comparative Results of Operations:

Results for the three and nine months ended September 30, 2006, compared to three and nine months ended September 30, 2005, are as follows:

Revenues

Sales of metal from continuing operations in the third quarter and first nine months of 2006 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico, and coin revenues in the USA from the sale of coins, rounds and bullion and from contract and lease income. Total sales for the quarter were $165,062 in 2006 and $29,690 in 2005. Total sales for the nine months ended September 30, were $762,095 in 2006 and $44,177 in 2005. Sales in the third quarter in Mexico were $161,669 in 2006 and none in 2005. Sales for the nine months ended September 30, in Mexico were $710,751 in 2006 and none in 2005. Sales and miscellaneous revenue in the third quarter in the USA were 3,393 in 2006 and $29,690 in 2005. Sales for the nine months ended September 30 in the USA were $51,344 in 2006 and $44,117 in 2005.The increase in sales in 2006 versus 2005 was primarily due to the fact that the Company recognized revenue from silver in Mexico in the three and nine months ended September 30, 2006 but not in the comparable periods of 2005. The first silver revenue was received in the third quarter of 2005 but was treated as deferred revenue until the Company received the final settlement for the lots in the fourth quarter of 2005.

Costs and Expenses

Both sales and production costs applicable to sales increased substantially compared to a year ago. This is due to the start of operations at the Barones tailings plant in Mexico a year ago. Production costs and cost per ounce were lower in the third quarter than they were in the second quarter as the June water shortage was solved and production began to recover.

The Company reported “Production Costs Applicable to Sales” of $154,445 in the third quarter of 2006 and $30,394 in the third quarter of 2005. “Production Costs Applicable to Sales” for the nine months ended September 30 was $682,878 in 2006 and $36,918 in 2005. “Production Costs Applicable to Sales” for the quarter in Mexico was $149,602 in 2006 and none in 2005. “Production Costs Applicable to Sales” for the nine months ended September 30 in Mexico was $656,907 in 2006 and none in 2005. The Cost of Revenues for domestic coin sales was $4,843 and $30,394 in the third quarters of 2006 and 2005 respectively. The Cost of Revenues domestic coin sales was $25,971 and $36,918 for the nine months ended September 30, 2006 and 2005, respectively.

Total operating expenses increased from $1,544,998 in the third quarter of 2005 to $1,866,364 in 2006, reflecting increased activity for the Company.

For the nine months ended September 30, operating expenses increased from $3,807,482 in 2005 to $5,326,361 in 2006. The increase in expenses is primarily attributed to production costs in 2006 exceeding production costs in 2005, and increases in exploration expenses, corporate general and administrative expenses, and professional services. Professional service expenses increased due to legal fees and costs associated with the Company successfully registering with the SEC and passing through the comment period, registering with the NASD, and becoming listed on the over-the-counter bulletin board.

Other Income and Expenses

Other income and expense for the quarter resulted in a net gain of approximately $56,830 in 2006 and a net expense of $20,673 in 2005. The largest components of that income in the third quarter of 2006 were gain on the sale of investments, and “other income” of payroll tax refunds from prior years. The largest component of that expense in the third quarter of 2005 was interest expense.

Other income and expense for the nine months ended September 30, resulted in income of $54,911 in 2006 and a net expense of $80,920 in 2005. The largest component of other income in those nine months of 2006 was gain on the sale of investments. The largest component of other income in those nine months of 2005 was loss on the sale of investments. Investments have fluctuated due to changing market conditions.

Income Taxes

The Company has a substantial net operating loss for U.S. income tax purposes.

Loss From Continuing Operations

As a result of the Company’s preparation of the Sunshine Mine, exploration and operations, the loss from operations increased from $1,515,308 in the third quarter of 2005 to $1,701,302 in 2006 and the net loss for the quarter increased from $1,535,981 in 2005 to $1,644,472 in 2006.

For the nine months ended September 30, loss from operations increased from $3,763,365 in 2005 to $4,564,266 in 2006 and net loss increased from $3,844,285 in 2005 to $4,509,355 in 2006. The largest component of the loss for the interim period of both years was exploration expense which was $2,655,206 for the nine-month period in 2005 and $2,577,020 for the nine-month period in 2006. In the first nine months of 2006 the net loss was reduced by sales revenue from silver and gold in Mexico.

Cash Cost Per Ounce of Silver

During the third quarter of 2006 Sterling de Mexico sold approximately 15,000 ounces of silver and small amounts of other metals for approximately $162,000 in U.S. dollars. Sterling de Mexico’s costs, on a cash basis, are presented in the table below.

Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. The Company believes cash costs per ounce of silver provide an indicator of profitability and efficiency as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, is presented below:

Silver: Cash Costs per Ounce

Sterling de Mexico, 3rd Quarter 2006

Total Cash Costs	$157,970
Divided by silver ounces produced	15,390

Total cash cost per ounce produced	$10.26

Reconciliation to GAAP
Total Cash Costs	$157,970
Less: Refining and transportation	(15,012)
Plus: By-product credits (gold)	14,392
Plus Depreciation	3,783

Cost of operations	$161,133

Less: increase in product inventory	(11,531)

Cost of sales and other production costs and depreciation, depletion and amortization (GAAP)	$149,602

Note: The Company has no cash cost per ounce to report for the three and nine months ended September 30, 2005. The Barones tailings plant began producing silver for sale in the third quarter of 2005. Ounces produced and sold prior to September 30, 2005 were treated as pre-production.

Liquidity and Capital Resources

The Company’s cash balance at September 30, 2006, was approximately $900,000. During the three and nine months ended September 30, 2006, the Company received cash upon the exercise of options and warrants, private placement of common stock and the issuance of convertible debentures. Total cash provided by financing activities was approximately $2.8 million in the third quarter and $6.7 million in the nine months ended September 30, 2006.

The Company intends to raise additional capital to meet its future operating needs through private equity or convertible debt offerings.

The Company’s use of funds has been growing , primarily due to the cost of driving the Sterling Tunnel at the Sunshine Mine in Idaho and the rehabilitation of the Sunshine Mine. Corporate General and Administrative expense has grown since the third quarter of 2005 as the Company expanded its office and its personnel costs, hiring staff and engaging consultants in the United States and in Mexico. As the Company grows and prepares for the operation of the Sunshine Mine, management anticipates further capital improvements, equipment purchases and staff increases.

On October 20, 2006, the Company entered into a definitive purchase agreement with Essential Metals Corporation (EMC) to acquire the Big Creek tailings pond facility that the Company intends to use in conjunction with the operation of the ore concentrating mill for the Sunshine Mine. Under the agreement, the Company agreed to pay $4.5 million and convey a 16-acre parcel of land to EMC in exchange for the tailings pond property and related easements, water rights and permits. The Company has paid $600,000 toward the purchase price and is required to make the final payment of $3.9 million on January 22, 2007. The Company can elect to take three monthly extensions of the final payment and closing to a final date of April 23, 2007, by paying $132,500 for each monthly extension. If the Company fails to make the final payment of $3.9 million when due under the agreement, after taking into account any extensions, it will forfeit to EMC the $600,000 that has been paid and the 16-acre parcel of land it agreed to convey to EMC as part of the purchase price for the tailings pond.

Management has been successful during 2006 in raising capital through private equity offerings and is seeking additional debt and/or equity funding for future operations. The Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations through December of 2006.The Company does not have the funds necessary to make the payment in January 2007 to EMC for the Big Creek tailings pond and does not have working capital to fund its other operations in January 2007 and beyond.

The financing requirements of the Company will grow as the Sunshine Mine project advances during the next stages in 2006 and 2007. Achieving internal objectives and timetables will require significantly higher capital to advance the project. A shortfall in funding raised towards this budget or lack of significant cash flow from the Company’s Mexican operations, would cause significant delays in the Company’s progress to re-open the Sunshine Mine, and determine the feasibility of a second production project in Mexico. There is no assurance the Company will be successful in its fund raising efforts or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of the Company’s Mexican operations will be dependent on the profits and cash flow from the Company’s Barones operations, results of economic and technical studies on other projects and any exploration projects the Company may select for advancement.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations for the periods shown:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Convertible Debentures	$75,000	$—	$75,000	$—	$—

Operating Leases:
Ebisch-Reich	$55,000	$7,500	$12,500	$15,000	$20,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	28,800	7,200	7,200	7,200	7,200
Jestec	145,000	15,000	30,000	50,000	50,000
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	12,500	2,500	2,500	2,500	5,000
Timberline Resources	60,000	—	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
Rock Creek Mining	24,000	6,000	6,000	6,000	6,000
San Acacio	450,000		150,000	150,000	150,000

Total for Leases	$1,317,700	$173,800	$363,800	$386,300	$393,800

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

Management received a reserves estimate for the Barones tailings plant in Mexico in June of 2006. Management also received a reserve estimate for the Sunshine Mine in Idaho. The Company has begun capitalizing assets at the Sunshine Mine and at the Barones Plant and will be depleting those assets over the estimated reserves.

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

Any estimates arising out of our exploration, development and operational activities will be expected to be reviewed under current internal policies. The Company’s current environment has had only a short period of active operations and management believes that all exploration, development and operating policies are being accurately maintained. The Company’s future operations will be heavily dependent on the market values of precious metals and our estimated costs of production. As these determinants change we would expect analysis by management of both short-term and long-term conditions, which could have a negative impact on the Company’s choices concerning development and operations of its existing and future acquired properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. The Company’s operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into American dollars.

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2006, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiffs requested permission to amend the original complaint to add claims against the Company and others, asserting that the Company and others made misrepresentations and omitted information in conjunction with private purchases and sales of Company common stock, among other allegations. During the second quarter of 2006 the motion was approved. In September of 2006 the presiding judge transferred the case to northern Idaho district court. The Company is prepared to vigorously defend the claims against it.

Item 1A. Risk Factors

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as mineral property development efforts, acquisition plans, proposed financing efforts, and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our proposed operations and financial condition. Because of the factors discussed below, as well as other factors set forth under the “Item 1A. Risk Factors” in our Annual Report on Form 10-K for 2005, actual results may differ from those in the forward-looking statements.

The Company continued to incur net losses and has an accumulated deficit of $19,234,514 at September 30, 2006. Management has been successful during 2006 in raising capital through private equity offerings and is seeking additional debt and/or equity funding for future operations. The Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations through December of 2006. The Company does not have the funds necessary to make the payment of $3.9 million in January 2007 to EMC for the Big Creek tailings pond and does not have working capital to fund its other operations in January 2007 and beyond. The financing requirements of the Company will grow as the Sunshine Mine project advances during the next stages in 2006 and 2007. Achieving internal objectives and timetables will require significantly higher capital to advance the project. A shortfall in funding raised towards this budget or lack of significant cash flow from the Company’s Mexican operations, would cause significant delays in the Company’s progress to re-open the Sunshine Mine, and determine the feasibility of a second production project in Mexico. There is no assurance the Company will be successful in its fund raising efforts or that its Mexican operations can generate significant excess cash to help fund operating expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company issued an aggregate of 258,594 shares of restricted common stock upon the conversion of $800,000 of convertible debentures originally issued in February and April of 2006. Subsequent to the end of the quarter, the Company issued an additional 30,000 shares of restricted common stock upon the conversion of $75,000 of debentures originally issued in February 2006. Shares issued upon the conversion of debentures were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On October 4, 2006, the Company committed to issuing 20,000 shares of restricted common stock as partial payment for the land known as Tract 2 of the Sunshine Tracts and 100,000 shares of restricted common stock as partial payment for the land known as Tract 3 of the Sunshine Tracts. Furthermore, on October 27, 2006, the Company issued an additional 50,000 shares of restricted common stock as partial payment for the land known as Tract 3 of the Sunshine Tracts. The Company has and will issue these shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and no commission will be paid to any person in connection with effecting the transaction.

At the end of October 2006 the Company began a private placement of up to 1,850,000 units at a price of $2.70 per units or a total of $4,995,000. Each unit consists of one share of common stock, one warrant to purchase a share of common stock at an exercise price of $4.25 per share that expires November 15, 2008, and one-quarter of a warrant to purchase a share of common stock at an exercise price of $3.75 per share that expires 90 days following the effective date of a registration statement filed to permit resale of the common stock included in the units and underlying the warrants. The registration rights are piggy-back only, which means the Company has no obligation to register any of the common stock, whether included in the units or underlying warrants, unless it files a registration statement for someone other than an investor in the offering. The units and underlying securities are offered solely to “accredited investors” as defined in Rule 501 of Regulation D in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company engaged a registered broker to participate as a sales agent in the offering and agreed to pay the broker a commission equal to 10 percent of the gross cash proceeds the sale of units by the broker, warrants with terms identical to the warrants included in the units to purchase shares of common stock equal in number to 10 percent of the units sold by the broker, and a commission on exercise of any warrants included in the units equal to 10 percent of the funds raised through such exercise. As of November 14, 2006, the Company has sold 697,555 units with a total purchase price of $1,883,400, on which the total sales commission is $188,340.

On October 12, 2006, the Company issued to Art Stephan for cash a promissory note in the principal amount of $35,000 and to Shoshone Silver Mining Company for cash a promissory note in the principal amount of $75,000. Each note accrues interest at the rate of 10 percent per annum beginning November 13, 2006, and all principal and interest is due December 31, 2006. Interest may, at the election of the Company, be paid in cash or in shares of restricted common stock valued at $2.70 per share. Mr. Stephan is the spouse of Carol Stephan, a director of the Company, and Ms. Stephan is an officer and director of Shoshone Silver Mining Company. The Company issued these notes in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and no commission was paid to any person in connection with effecting the transactions.

On October 5, 2006, the Company issued to Gene Higdem, an employee, for cash a promissory note in the principal amount of $15,000 that accrues interest at the rate of eight percent per annum. The note provides for payment in 10 equal monthly installments of principal and interest beginning December 1, 2006. On October 19, 2006, the Company issued to Mr. Higdem for cash an additional note in the principal amount of $20,000 that accrues interest at the rate of eight percent per annum and all principal and interest is due December 1, 2006. The Company issued these notes in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and no commission was paid to any person in connection with effecting the transactions.

On October 19, 2006, the Company issued to Kimberly Gold Mines, Inc., for cash a promissory note in the principal amount of $70,000 that accrues interest at the rate of six percent per annum. The note provides for payment in 10 equal monthly installments of principal and interest beginning December 1, 2006. Ray DeMotte is an officer and director of the Company and a director of Kimberly Gold Mines, and Kevin Shiell is an officer and director of the Company and an officer and director of Kimberly Gold Mines. The Company owns approximately 10 % of the issued and outstanding common shares of Kimberly Gold Mines. The Company issued this note in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and no commission was paid to any person in connection with effecting the transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In October 2006, the Company borrowed $210,000 on short term financing arrangements to fund working capital and other corporate needs. These funds were borrowed from affiliates and/or their associates and are described in more detail above under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: November 14, 2006	By:	/s/ Raymond DeMotte
Raymond DeMotte, Chief Executive Officer

Date: November 14, 2006	By:	/s/ James N. Meek
James N. Meek, Chief Financial Officer