Form 10-K
period 2006-12-31
Sterling Mining CO
filed 2007-03-14
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $77.6 million.

The number of shares outstanding of the registrant’s class of $0.05 par value common stock as of February 15, 2007, was 28,693,568.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our plans for bringing the Sunshine Mine in Idaho back into silver production, (b) our plans for developing and producing from our properties in Mexico, (c) our plans for exploring out other mineral properties, (d) our growth strategies, (e) anticipated trends in our industry, (f) our future financing plans, (g) our anticipated need for working capital, (h) the impact of environmental laws, (i) the availability of labor and equipment, and (j) title to and rights to exploit our mineral properties. These statements may be found under Item 1. “Business,” “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks discussed under “Item 1A. Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Sterling Mining Company (“Sterling,” “we,” or the “Company”) is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company’s executive offices are located at 2201 Government Way, Suite E, Coeur d’Alene, Idaho 83814. The Company maintains additional offices in Kellogg and Wallace, Idaho, and in Zacatecas, Mexico, to support our operations.

The Company was founded in 1903 by John Presley for the purpose of acquiring, exploring and developing mineral resource properties, primarily precious and associated base metals. The Company initially staked the East-West Link claims which are still held by the Company. In the first 30 years, early exploration included the driving of six tunnels onto the property. In 1951, Day Mines and later associated entities leased the key Sterling property for exploration purposes. In 1996, Coeur d’Alene Mines Corporation (through a subsidiary) leased the original Sterling East-West link claims. In 1998, the Company embarked on an expansion program in the Silver Valley to add silver exploration prospects. Beginning with 340 acres of mining claims, this expansion program reached a total of over 18,200 acres under control by ownership, lease or option by 2007.

The Company was largely dormant in 2001 and 2002, and during this period had no revenues and incurred administrative expenses of approximately $40,000. In 2003, the Company signed a lease with option to purchase the Sunshine Mine, opening an office at the mine site. The Company began repairs and rehabilitation, began assembling a team to develop a new mine plan and business model for the mine, and in September 2003, began a surface exploration program. The Company also acquired various mineral leases in the Silver Valley area in Idaho and also in Montana. In 2004 and 2005, the Company began operations and exploration in the Zacatecas region of Mexico, acquiring several projects. In 2005, the Company produced silver from the Barones plant in Mexico and continued the rehabilitation of the Sunshine Mine. During 2006, the Company began driving the Sterling Tunnel, purchased the tailing impoundment and completed a private placement of common shares to fund the activities.

Business Plan and Plan of Operation for 2006

The Company operates in two geographical locations or segments. The first is the Company’s exploration and development of mineral properties in the Northwestern part of the United States, where the Company’s principal focus is on rehabilitating and bringing back into production the Sunshine Mine in Idaho. The other geographical segment is in Mexico, where the Company is focusing on advancing the Barones project and exploration on its other prospects and projects in the state of Zacatecas, Mexico, and where the Company began processing tailings from the Barones property in 2005 to recover primarily silver. Certain financial information pertaining to the Company’s geographical segments for the fiscal years ended December 31, 2006, 2005, and 2004, is presented in Note 11 of the Notes to Consolidated Financial Statements of the Company in this report.

The Company’s mission is to become one of the principal publicly-traded primary silver companies in the world. The Company’s corporate business plan is to (i) expand its silver assets and production; (ii) explore and develop the Sunshine Mine with an objective of eventual return to full and sustainable production; (iii) develop and implement a capitalization strategy to increase liquidity; and (iv) acquire or develop a pipeline of silver prospects and projects designed to provide leverage to silver and cash flow to support development of the Company’s flagship Sunshine Mine.

The Company has identified the regional mineral geology of the Pacific Northwest, stretching from the U.S.-Canadian border south through Idaho then turning east into Montana, as a possible area for exploration and the Company has particularly focused on the Coeur d’Alene Mining District in Idaho. Within this district, the Company is seeking, through exploration or acquisition, to build a portfolio of assets ranging from exploration prospects to former producing mines. The Company has chosen silver as the prime metal that it will seek to acquire and develop for several reasons, including the current supply-demand ratio.

The Company’s primary objective is to return the Sunshine Mine to long-term sustained production; thus the Company has placed a heavy emphasis on a revised business plan, exploration and development, and the addition of an “upper country” exploration strategy, as part of its plan to methodically bring the project forward. In late 2005, and through 2006, the Company’s activity with respect to the Sunshine Mine included finalization of the Phase III Mine Planning Study, surface infrastructure rehabilitation, initiation of underground rehabilitation of infrastructure, and expansion of the surface and underground “upper country” exploration program. The Phase III activities included the following: continued renovation and development of the Sunshine Mine; addition of experienced mining professionals with underground mining experience; assessment of the cost of putting the Mine into production; review of a conceptual mine plan by an independent engineering firm; and development of a final mine plan.

The Company’s business plan for its Mexican properties includes the following: focus on expanding production through additional process and capital improvements at the Barones; conduct ongoing metallurgical tests; drilling and evaluation of the properties in order to develop an exploration program for the properties; and seeking joint venture partners. During 2006, the Company completed initial exploration activities to refine a more comprehensive development plan of the area.

The Company is generally not affected by seasonality. The only seasonal affect on the Sunshine Mine could be a delay of supplies in the winter due to extreme snowfall preventing delivery of mine supplies.

Recent Developments

On October 20, 2006, the Company entered into a definitive purchase agreement with Essential Metals Corporation (“EMC”) to acquire the Big Creek tailings pond facility that the Company intends to use in conjunction with managing waste water from the Sunshine Mine and the operation of the ore concentrating mill for the mine. Under the agreement, the Company paid $4.5 million and conveyed a 16-acre parcel of land to EMC in exchange for the tailings pond property and related easements, water rights and permits. The Company paid an initial deposit of $100,000 earlier in October 2006, an additional payment of $500,000 on October 20, 2006, and a final payment of $3.9 million on January 22, 2007. On January 23, 2007, the Company received the title documents and related instruments pertaining to the tailings pond property and the transaction was closed.

On January 18, 2007, the Company closed an $8,498,500 private placement offering to institutional and accredited investors in Canada and the United States, consisting of 3,695,000 units at a price of $2.30 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.25 that expires 24 months following the closing date of the offering. The shares of common stock, warrants, and common stock underlying the warrants have not been registered under the Securities Act of 1933, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The shares of common stock sold to the purchasers and the shares underlying the warrants will be registered for resale on a registration statement to be filed by the Company in the United States. Proceeds from the private placement were used to complete the purchase of the Big Creek tailings pond from EMC, and will be used to fund the ongoing rehabilitation and upgrade of the Sunshine Mine and for general working capital purposes.

In October 2006, the Company commenced a private offering solely to accredited investors of units at $2.70 per unit, each unit consisting of one share of common stock, one warrant to purchase a share of common stock at an exercise price of $4.25 per share that expires November 15, 2008, and one-quarter of a warrant to purchase a share of common stock at an exercise price of $3.75 per share that expires on the latter of April 20, 2007 and 90 days following the effective date of a registration statement filed to permit resale of the common stock included in the units and underlying the warrants. On January 5, 2007, the offering was closed after the sale of 2,334,908 units at a gross purchase price of $6,304,250. The shares of common stock, warrants, and common stock underlying the warrants have not been registered under the Securities Act of 1933, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The registration rights with respect to the units are piggy-back only, which means the Company has no obligation to register any of the common stock, whether included in the units or underlying warrants, unless it files a registration statement for someone other than an investor in the offering.

The Silver Market

The Company’s primary focus is on silver. The worldwide demand for silver has exceeded newly-mined production for several years, the difference between demand and supply is primarily being made up by re-melting of bullion and silver coins, and recycling. Much of the future value and/or viability of the Company will be partially dependent on the price of silver, which the Company is unable to control. However, the Company believes, and has directed its business strategy accordingly, that if the demand for silver exceeds production and this situation continues, at some point there is a possibility for silver prices to increase. However, there is no assurance this will occur.

For over 10 years the silver market has exhibited a shortfall of newly mined supply to annual industrial demand, while above-ground inventories of silver appear to be declining. The shortfall has been met by scrap metal and recycling.

According to the Silver Institute, an international industry association of miners, refiners, fabricators and silver wholesalers, demand for silver has risen the past 15 years, increasing in the last five years to over 911 million ounces in 2005. New production and the recovery from scrap metal accounts for just over 828 million ounces, resulting in a significant shortfall of the metal. Increased demand is not only from the jewelry and photographic sectors, traditionally the largest users of silver, but also from growing demand for silver’s industrial uses in electrical devices and components such as computers and cellular telephones.

Approximately 71% of all newly mined silver comes as a by-product in the production of other metals such as gold or copper, thus to a certain degree this means that an increase in the price of silver does not automatically bring about an increase in production as it might other commodities. The mining industry is subject to an increasing amount of government regulation and environmental laws over the last 30 years and is highly capital-intensive, thus to put a new mine into production can take two to five years under the best circumstances.

Newly mined production in 2005, according to the Silver Institute, was 641 million ounces, thus scrap metal, melting of existing silver and other sources have been meeting the shortfall, with a corresponding decline in inventories worldwide evidently occurring annually. The principal silver-producing countries are Mexico, Poland, Peru, Chile, United States and Canada.

The Price of Silver and Sterling Mining Company

The price of silver can affect the Company in several ways. A low price of silver may permit the Company to acquire silver assets at a lower cost than would otherwise be the case. However, a low silver price can have a depressing effect on the Company’s stock price and thus reduce opportunities for selling equity to raise capital for exploration and development without unduly diluting current stockholders. An increasing price of silver can affect investors’ perceptions of the value of the Company and its assets, and can render projects economical. The Company believes a sustained silver price of $6.50 to $10 per ounce, depending on the project, is required to permit the possibility of production by the Company.

Silver has historically served as a medium of exchange, much like gold. The current principal uses of silver are for industrial uses including electrical and electronic components, batteries, computer chips, electrical contacts, high technology printing, photography, jewelry and silverware. Silver’s strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Silver’s anti-bacterial properties also make it usable in medical technology and in water purification.

The following table sets forth the London Metal Exchange’s high and low prices of silver in U.S. dollars per ounce:

	Silver
Year	High	Low
2000	$5.45	$4.57
2001	4.82	4.06
2002	5.10	4.23
2003	5.96	4.37
2004	8.29	5.49
2005	9.22	6.39
2006	14.94	8.83
2007*	$14.05	$13.79

*	Through February 16, 2007

Employees

As of December 31, 2006, the Company had 43 full-time employees in the United States and 37 full-time employees in Mexico. As circumstances require, the Company intends to utilize the service of consultants to provide additional services to the Company.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, such as Coeur d’Alene Mines Corporation and Hecla Mining Company, many of which have greater resources than the Company. In addition, the Company competes with such entities in efforts to obtain financing to explore and develop mineral properties.

The Company also encounters competition for the hiring of personnel, as the mining industry has a very tight labor situation for experienced mining professionals industry-wide. This competition affects our operations in Idaho, Montana and Mexico. Larger regional companies such as Coeur d’Alene Mines Corporation, Hecla Mining Company, Stillwater Mining Company, and Kinross in the Pacific Northwest can offer better employment terms as compared to smaller companies such as the Company.

The Company also competes for mine service companies, in particular drilling companies. Potential suppliers may choose to provide better terms and scheduling to larger companies in the industry.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances and other matters involving environmental protection and taxation. It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

In particular, the Sunshine Mine must follow the rules and regulations of numerous agencies. The Company has hired a full-time Environmental Manager and a part-time Environmental Compliance Manager who was in a similar position at the former Sunshine Mining Company for over 30 years. The Company also has a full-time Safety Officer at the Sunshine Mine.

Future Information and Reports

The Company maintains a website at the following URL: www.sterlingmining.com.

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meeting of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on the Company. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

Risks Related to our Common Stock

As we complete additional equity financings, our existing shareholders will experience dilution.

We expect that, for the next year, we will continue to rely upon the sale of additional shares of our common stock in order to finance our operations. Any additional equity financing that we obtain would involve the sale of our common shares and/or sales of securities that are convertible or exercisable into our common shares, such as share purchase warrants or convertible notes and the issuance of such securities would have the effect of diluting existing shareholders.

There is limited liquidity for our common stock.

Quotations for our common stock are published on the Over the Counter Bulletin Board. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so, and the lack of liquidity could adversely affect the market price for our common stock.

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

The Company has limited capital and has minimal revenue to date and will thus need to obtain additional capital to continue operations.

Cumulative revenues over the five-year period ended December 31, 2006, were $1,454,761. During this period, we did not have significant revenues from operations until 2005. As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring significant net operating losses until the Company can bring a property into production or lease, joint venture or sell any property it may acquire. The Company will need to obtain additional financing in the future to fund future exploration and development activities or acquisitions of additional properties or other interests that may be appropriate to enhance the Company’s financial or operating interests. If the Company’s exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production. Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.

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

We may not continue as a going concern.

As described in our consolidated financial statements, we had an accumulated deficit of $19,955,554 at December 31, 2006, and we have limited revenue and continuing development needs that require substantial amounts of capital. Although the Company has funds to continue operations on a limited basis, unless we obtain additional financing, there is significant doubt that we will be able to fund our projects and execute our long-term business plans.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We derive the rights to most of our mineral properties from unpatented mining claims, leaseholds, joint ventures or purchase option agreements, which require the payment of maintenance fees, rents, or purchase price installments, exploration expenditures, or other fees. In 2004, 2005 and 2006, these fees totaled $301,300, $302,800 and $332,800, respectively, and, based on properties in which the Company currently has an interest, are expected to total $348,800 for 2007. If we fail to make these payments when they are due, our rights to the various properties may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. Our ability to purchase, transfer or sell rights to mineral properties may require government approvals or third party consents, which may not be granted.

The Company’s operations in Mexico are subject to risks associated with the conduct of business in foreign countries.

The Company conducts mining, development or exploration activities in the United States and Mexico. The Company’s foreign mining investments are subject to the risks normally associated with the conduct of business in foreign countries. These risks may include invalidation of governmental permits, uncertain political and economic environments, arbitrary changes in laws or policies and limitations on foreign ownership. The occurrence of one or more of these risks could have a material and adverse effect on the Company’s earnings or the viability of its affected foreign operations.

The Company could face environmental liabilities with respect to its Sunshine Mine that could have a significant adverse affect on the Company’s results of operations.

In 1994, Sunshine Mining and Refining Company (former owner of the Sunshine Mine) determined it was a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and entered into a Consent Decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square mile site located near Kellogg, Idaho. The 1994 Consent Decree (the “1994 Decree”) settled their response-cost responsibility under CERCLA at the Bunker Hill site. In August 2000, Sunshine Mining and Refining Company filed for Chapter 11 bankruptcy and in January 2001, the United States Federal District Court in Idaho approved a new Consent Decree between Sunshine Mining and Refining Company, the U.S. Government and the Coeur d’Alene Indian Tribe, which settled its environmental liabilities in the Coeur d’Alene River Basin and released it from further obligations under the 1994 Decree. We inherited the Sunshine Mine obligations under the new Consent Decree when we acquired our interest in the property, which means we may be required to pay royalties if the price of silver is at certain levels and we begin recovering silver from the mine. Other properties acquired by Sterling which surround the Sunshine Mine, are not subject to the royalty as Sterling is not a party to the Consent Decree. While we do not expect the royalty payments will be significant in relation to operation of the mine or our results of operations if and when production commences, this history highlights the fact that environmental regulation and litigation for past, present, or future mining operations can have significant effects on a mining company and its ability to operate successfully.

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

Most of the Company’s properties are considered mineral exploration properties. Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to mineral exploration. These risks include: insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic, significant environmental and other regulatory restrictions, labor disputes, geological problems, failure of pit walls or dams and the risks of injury to persons, property or the environment.

The titles to some of our properties may be uncertain or defective, thus risking our investment in such properties.

Certain of our United States mineral rights consist of “patented” and “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them.

Exploration programs may not result in a commercial mining operation, resulting in expensing our investment.

Mineral exploration involves significant risk because few explored properties contain bodies of ore that would be commercially economic to develop into producing mines. The determination of whether the extraction and production of mineral deposits are economic is affected by numerous factors beyond our control. These factors include market price fluctuations for precious metals, the proximity and capacity of natural resource markets, processing equipment and government regulations. If exploration programs do not result in the discovery of commercial ore, our investments in the properties will be expensed.

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

We have no unresolved staff comments with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

COEUR D’ALENE MINING DISTRICT

Overview

The Silver Valley of Idaho, a region noted for its historical silver production, is located in a heavily mineralized zone in northern Idaho. In the Silver Belt of the region, mineralization is found primarily in the Revett and St. Regis Formations.

The Company is primarily focused on locating, purchasing or leasing mining claims in key positions throughout the Silver Valley. Through December 31, 2006, the Company controlled through ownership or lease over 18,200 acres.

The Sunshine Mine property is the flagship of Sterling-controlled landholdings from which to develop other properties and landholdings within the Coeur d’Alene Mining District.

The following map shows the locations of our various properties in the Coeur D’Alene Mining District near Kellogg, Idaho.

The table below summarizes the Company’s Coeur d’Alene Mining District land holdings by property and their corresponding acreage:

Property	No. Claims	Approximate Acreage	Lease Term	Nature of Interest
Sunshine Group*	361	6,147

East Silver Valley Group:
Banner Idaho	5	74	—	Own
Beacon light	11	220	—	Own
Boulder Creek	4	80	Until 2023	Lease
Bullion Creek	2	40	Until 2023	Lease
Conjecture Silver	19	200	—	Own
Military Gulch	2	40	—	Own
Rock Creek—Idaho	236	4,720	Until 2031	Lease
Snowstorm	25	500	—	Own
Silver Mountain Lead 1	N/A	268	—	Own
Silver Mountain Lead 2	24	424	—	Own

East Silver Valley Group Total	328	6,566

Central Silver Valley Group:
East-West	17	340	—	Own
Idaho-Leadville	62	1,240	—	Own
Royal Apex	5	100	—	Own

Central Silver Valley Group Total	84	1,680

West Silver Valley Group
Alhambra	8	160	Until 2018	Lease
Highland Surprise	17	340	—	Own
Liberal King	5	79	—	Own
Pine Creek	136	2720	Until 2018	Lease
Silver Bowl	11	106	Until 2018	Lease
New Era	5	82	Until 2018	Lease
Lease Tracts	10	1273	Until 2018	Lease

West Silver Valley Group Total	192	4,760

Coeur d’Alene Mining District -Total Sterling Holdings	965	19,153

*	Sunshine group includes the leased Chester, Mineral Mountain, Merger, Metropolitan, Bismark and United Mines properties. See “Sunshine Property” table for detail on the Sunshine Group properties.

Geology of the District

The district is hosted by the rocks of the Pre-Cambrian Belt super group. These sedimentary rocks were deposited approximately 1.6 billion years ago. At various times these rocks were faulted, leached, altered and re-mineralized. The Belt super group has been divided into the Prichard group, Ravalli group, Middle Carbonate group, and Missoula group. Within the Coeur d’Alene Mining District, rocks of the Prichard, Ravalli, and Middle Carbonate groups can be found. The formations comprising the Ravalli group are the preferred host rocks for silver mineralization in the district. These formations are from older to younger Burke, Revett, and Saint Regis.

The District has a history of intense faulting and folding of these rock formations. Two major east-west fault zones, the Osburn and Placer Creek faults, cut through the District and, although mineralization does not necessarily occur along these fault zones, the district ore bodies are intimately associated with this and other faulting.

The combination of faults, fractures, folds and favorable host rocks found in the District has created suitable conditions for lead-zinc-silver mineralization. The geology of the District may display little or no indication of mineralization on the surface, and many of the successful silver mines in the District did not realize their full potential and best grade of ore until after a depth of at least 1,700 feet was reached in the development and exploration. Examples include the Galena, Sunshine and Lucky Friday Mines, thus mining claims in the District often require deep drilling from the surface or underground drilling to determine whether commercial grade ore bodies are present. Exploration of land near major mines is often easier to target for exploration and development from existing shafts. In other silver producing areas, a deposit may bottom out at a few thousand feet below surface. However, in the Coeur d’Alene Mining District, this is not the case, as deep extensions of primarily silver mineralization are faulted and folded, which may have moved the favorable host rocks deeper.

Sunshine Property

Background

The Sunshine Mine was a significant primary silver mine from 1884 to 2001. The mine facility includes extensive underground workings including shafts, levels, raises and ramp systems extending to depths of 6,000 feet below ground and a broad database reflecting over 100 years of exploration, development and production.

The mine ceased production in the first quarter of 2001 as a result of several factors, including the low price of silver and the lack of regular and consistent exploration and development activities. The Company acquired control of the Sunshine Mine in June 2003 through a lease with option to purchase agreement. Beginning in August 2003, and followed by the initial drilling in the fall of 2004, the Company is continuing and expanding an exploration program. The process of rehabilitation of the underground areas of the mine began in late 2004, and the Company is methodically working towards returning the Sunshine Mine to long-term sustained production with a business model that incorporates determining reserves not only in traditional target areas, but also in a new “upper country” target zones.

Land Position and Ownership

The Sunshine property comprises 6,147 patented and unpatented acres including substantial infrastructure and equipment. Mine workings and surface facilities include: the Jewell surface shaft, two surface access levels, six internal shafts, 17 major underground levels, numerous raises, boreholes, sublevels and inclined haul roads, the Polaris concentrating mill, machines shops, warehouses and offices. The Sunshine property also includes the Chester, Mineral Mountain, Merger, Metropolitan, Bismark and United Mines properties that are leased by the Company. These properties are described in more detail below.

The following table sets out the various properties that comprise the Sunshine property:

Property	Owner	Term of Lease	Patented Claims	Unpatented Claims	Acreage
Sunshine	SPMI	Until 2018	147	46	3,020
Sunshine	Sterling	N/A		101	2,020
Metropolitan	Metropolitan	Until Cancelled	2	15	308
Chester	Chester	Until 2029	6		106
Bismark	Western Continental	Until 2029	3		62
Mineral Mountain	Mineral Mountain	Until 2029	4		46
Merger	Merger Mines	Until 2029	14		180
Merger CAMP	Sterling below -900 el	Until 2029	21		365
United Mines	United Mines	Until 2012		2	40
Total			197	164	6,147

On June 6, 2003, the Company leased the Sunshine Mine and infrastructure, including historical records, from Sunshine Precious Metals, Inc. (“SPMI”) for a term of 15 years. Annual lease payments are $120,000 per year, payable in monthly increments. The Company also agreed to assume approximately $840,000 in outstanding county property tax liabilities, to issue 2,000,000 shares of its common stock at a deemed price of $0.65 per share, and, in a separate transaction, to purchase various items of equipment in exchange for a cash payment of $396,000, payable in six monthly installments. The Company has the option to purchase the property at a price ranging from $3.0 to $5.0 million, depending on the spot price of silver as of the date of exercise. The property is owned by SPMI and after multiple title searches, the most recent being the purchase of the tailing impoundment, the Company is not aware of any liens.

In late 1998, SPMI implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe as SPMI’s settlement of a federal natural resource damage suit involving active mining companies in the Coeur d’Alene Mining District. In addition to conveying surface ownership of some patented mining claims, portions of the property may be subject to certain royalties to government and tribal entities as part of a settlement action. Specifically, the Company may be required to pay a royalty indexed to the average silver price. The quarterly NSR royalty payment ranges from zero percent (0%) at silver prices less than $6.00 to a maximum of seven percent (7%) at silver prices $10.00 and over. The Company cannot predict or control the future price of silver and therefore cannot predict the royalties or if they will be material. As the Company has not begun production from the Sunshine Mine, it is uncertain at present to what extent such royalties will have an impact on current or future operations.

Access

The Jewell Shaft side or west side of the Sunshine Mine is approximately three miles south from Interstate 90 at Exit 54 via Big Creek Road. Big Creek Road is a two-lane, paved road to the mine site and is suitable for all transportation needs of the mine.

The Silver Summit side, or east side, of the mine is approximately 1,000 feet south on Johnson Street from its intersection with Yellowstone Avenue in the city of Osburn, Idaho, via paved and maintained gravel roads suitable for routine mining and exploration activities at this mine entrance.

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

The Bismark mining lease group that is part of the Sunshine mining block is accessible via West Fork Big Creek Road from its junction with Big Creek Road approximately three-quarters of a mile south of the Sunshine Mine. This is an unimproved to primitive dirt road suitable for exploration access and activities.

Power and Water

Electrical power to the Sunshine Mine is provided by Avista Utilities, Inc. (formerly Washington Water Power) at 13,200 volts from two separate primary feeds. The first is adjacent to Big Creek Road to the mine site where it supplies power to two on-site substation metering points, the north and the south. Both on-site substations reduce the feed voltage to either 2,300 or 480 volts depending on motor requirements. The south substation metering point feeds 13,200 volts down the Jewell Shaft to underground substations for transformation to lower voltages.

The second primary feed is brought to the Silver Summit mine site (east side of the mine) adjacent to Johnson Street in the City of Osburn, Idaho. A small transformer is located at the mine site to provide 480 volt power to surface facilities. The primary feed is taken underground at 13,200 volts via the Silver Summit Tunnel to the Silver Summit hoistroom, where it is transformed to 2,400 or 480 volts depending on motor requirements.

Water for mine and processing operational requirements, including fire protection, is supplied via Big Creek, a tributary to the South Fork of the Coeur d’Alene River, upon which sufficient water rights are controlled to provide water for any foreseeable needs. Water conservation is practiced in both mine and processing operations.

Infrastructure

Surface mine plant facilities at the Sunshine Mine include the Jewell Shaft hoisting machinery, compressor plant and distribution system, 13,200 volt electrical substations, complete concentrating mill, repair shops, electrical shop, warehouse, water distribution system, independent fire protection system, heating plant, change rooms, office buildings and the rights to use the Big Creek tailings impoundment.

The Sunshine Mine is serviced by the Jewell Shaft and Silver Summit Tunnel and Shaft. The Jewell Shaft is the primary entry and the primary escapeway to and from lower levels while the Silver Summit is used as a secondary access and is the required secondary escapeway from lower levels of the Sunshine Mine. Both shafts are an integral part of the mine ventilation system. Five additional shafts on deeper levels are used for various purposes, including ventilation and water management. The Jewell Shaft, which extends vertically down to the 4,000 foot level is serviced by a Nordberg 700 horsepower double drum hoist for ore, waste and large equipment movement and a separate Nordberg “chippy” (single drum) hoist is used to distribute personnel, small equipment and supplies.

Since 2003, the Company has been actively renovating and maintaining the mine facilities and equipment. Prioritization of these activities is guided by a plan developed to rehabilitate the infrastructure and mine plant that will enable an organized and timely return to sustained production.

Mineralogy

Typically the Sunshine ore consists principally of tetrahedrite, the high silver-containing copper antimony sulfide. This silver bearing tetrahedrite is properly called freibergite. Freibergite contains three to thirty percent silver substituting for the copper in the crystal structure. Galena is present in the West Chance Vein.

Metallurgy and Milling

The current metallurgical facilities include a 1,000-ton per day flotation mill with a projected silver recovery rate of 96 to 97 percent. Both silver and lead concentrates were formerly produced and shipped to the former ASARCO East Helena Smelter. Future production would most likely need to be shipped to an offshore smelter. Sunshine silver concentrate typically exceeds 1,000 ounces per ton silver.

In 2006, Sterling Mining Company purchased a tailings pond, critical to the disposal of tailings after ore processing, and related water discharges.

Environmental

The Sunshine Mine operated near continuously from 1884 to 2001, with various changes in production levels and extraction, beneficiation and processing method since that time. As such, many process emissions, discharges and waste management activities may be grandfathered under the state and federal regulatory framework. Further, the land position involves mostly patented claims; therefore surface and underground operations have required less regulatory burden that would have been the case if incurred on unpatented mining claims. In addition, in late 1998, Sunshine implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe. The Company has hired a full-time Environmental Manager and a part-time Environmental Compliance Manager, who are currently in process of reviewing environmental matters and requirements for future plans.

To the best of the Company’s knowledge, all required permits are in place, or under extension where applicable, to operate the Sunshine facility. A preliminary environmental assessment was completed and supports the past understanding of permits and environmental conditions at the project. Further environmental assessments will be ongoing to better understand current conditions and operations permit conditions.

The Company operates in an environmentally sensitive area and nearby is a “Superfund” designated site. It is to be expected, notwithstanding the consent decree signed in 2001 by the former operator, that ongoing environmental issues will need to be dealt with.

Prior to closure, the Sunshine Mining Company settled a natural resources damage suit with the federal government that gave surface rights to many patented claims to the Environmental Protection Agency (EPA) and the Coeur d’Alene Tribe. The settlement included a royalty payable to the Coeur d’Alene Tribe that is indexed to the price of silver for production from those claims controlled by Sunshine at the time of the suit. This action limits future disturbance on the surface covered by those claims and may result in the need for negotiations for any future surface access. However, it is important to note that all access by way of underground workings for either exploration or production was retained by the mine.

After closure of the mine, Sunshine Mining Company sold the Big Creek tailings impoundment, the antimony plant and silver refinery to Essential Metals Company, but retained rights to use the impoundment. This right to use the tailings impoundment was covered in the Company’s lease agreement. In 2006, the Company purchased the tailings impoundment from Essential Metals Company.

A water treatment facility may be required to treat mine waters from dewatering activities as laboratory analysis of these waters indicates the presence of iron and manganese content. The Company is reviewing water treatment technology alternatives presented by an outside consulting firm.

One other significant environmental issue is site remediation and reclamation following ultimate closure. The Company may incur mine remediation and reclamation costs if the Company re-opens and operates the Sunshine Mine, and if the mine is later permanently closed.

Business Plan

The Company has established a goal of returning the Sunshine Mine to long-term, sustainable production, which it believes will deliver the highest shareholder value. To this end, the Company has developed a three-phase plan to accomplish this goal.

The Sunshine Mine or the associated properties had been in continuous operation for 100 years, and the extensive quantity of geologic, mine, and operational data provide a unique opportunity to assess the property and develop costs association with resuming production. Previously, Sunshine Mining Company developed a ten-year plan that was peer reviewed by outside experts in 1999. The Company plans to use this data, projected costs and other pertinent information to support its project review. The mine has been idle for several years; hence there will be additional startup costs beyond those identified in the original plan developed several years ago. The Company has been working to update the plan with current economic information and assess the rehabilitation required.

As part of the overall Sunshine Project review, the Company is focusing on compiling geologic data on the property and the district. It will use this information to develop an exploration strategy that will test existing exploration targets and identify new targets. The Company believes these steps which are a part of a staged methodical assessment and review process are essential to understanding and developing the project. At each stage of the review, information obtained and developed will direct the next stage of the analysis.

During 2006, the Conceptual Mine Plan was reviewed by an independent engineering firm; a preliminary diamond drilling program was started in the Polaris Drift; a new 4,200 foot (main heading) surface access tunnel project was collared and advanced 2,465 feet toward joining the rehabilitated Polaris Drift – Silver Summit Tunnel to provide ventilation, secondary escapeway and platforms for exploration; in-house and contract diamond drilling programs started in the Sterling Tunnel to explore upper country targets; 13,200 volt power was re-established to the Silver Summit hoistroom; lights, fans and pumps were installed; major new hoist components including drive motor, control package, electrical switchgear and wire ropes were engineered, ordered and renovation accelerated on the Silver Summit Hoist; work expanded in and around the Jewell Shaft in preparation for 2007 mine dewatering and mining activities on 2,700 and 3,100 foot levels; heating plant boilers were completely refitted; fire protection and steam heat distribution systems were returned to service; a new controlled braking system was installed on the Jewell single drum hoist; the mine warehouse returned to service; the workforce increased from eight to thirty persons; and the Company’s property position was maintained and expanded.

Other Sunshine Group Properties

The Chester, Bismark, Merger, Mineral Mountain, Metropolitan and United Mines properties are included in the Sunshine Property group. For the most part, these properties were originally leased by SPMI prior to their bankruptcy in 2001.

Chester and Bismark Group

In 2004, the Company leased the Chester and Bismark claim groups pursuant to a 25-year lease, renewable for an additional 25 years. The lease, which expires in 2029, requires the annual payment of 50,000 shares of the Company’s common stock, a $7,200 annual advance royalty payable in monthly installments, and a 4% Net Smelter Return (“NSR”). The Company has no work obligations under the lease. Specifically, with respect to Chester Mining Company we lease six patented mining claims covering 106 acres, which are part of the Sunshine Mine property. In October 2006, we entered into an agreement with Chester Mining Company under which we sold 50% of our interest in the Tabasquena Mine in Mexico for 600,000 restricted common shares of Chester Mining Company. Under a separate agreement, we issued 400,000 restricted shares of our common stock to a company controlled by an officer and director of Chester Mining in exchange for 675,000 outstanding common shares of Chester Mining. As a result of these transactions we now holds approximately 43% of the issued and outstanding common shares of Chester Mining, which management believes to be to the advantage of the Company because of its leasehold interest in Chester Mining’s patented mining claims described above.

Mineral Mountain Group

In 2004, the Company leased the Mineral Mountain claim groups pursuant to a 25-year lease, renewable for an additional 25 years. The lease, which expires in 2029, required the issuance to the lessor of 30,000 shares of the Company’s common stock, and provides for an annual advance royalty payment of $3,600, and a 3% NSR. The Company has no work obligations under the lease. As part of the lease, the Company received an option to buy up to 1,000,000 shares of the lessor.

Metropolitan Group

In 2004, the Company entered into an agreement pertaining to the Metropolitan claim groups, which expire when cancelled. The agreement provided for the issuance to the Company of 200,000 shares of the stock in the owner of the Metropolitan claim groups and an annual advance royalty payment by the Company to the lessor of $12,000.

The Metropolitan Mining Company property consists of 2 patented and 40 unpatented mineral lode claims. These claims lay immediately to the south of the primary workings of the Sunshine Mine and immediately to the west of the ConSil Mine. The workings of the Metropolitan Mine are inaccessible. At depth the claims intersect several veins mined from the Sunshine Mine.

The Metropolitan Mine is located on the south limb of the Big Creek Anticline, in the south dipping rocks of the lower Wallace Formation. There are two veins in the Metropolitan Mine. The north and south veins. The north vein is characterized by a very narrow quartz band, accompanied by a two foot zone of intensely sheared rock with loose, muddy gouge on either wall. The quartz carries pyrite, minor siderite and occasional tetrahedrite and chalcopyrite. The vein strikes east-west and dips at approximately 45 to 60 degrees. The south vein is composed of a zone a few inches to three feet in width, made up of stringers of quartz carrying siderite and pyrite. Some tetrahedrite is found in the included country rock and in the adjacent hanging wall. The property also covers the Big Creek Fault Zone that separated the rocks of the Wallace and St. Regis Formations on the footwall from rocks of the Revett Formation on the hanging wall. It is likely that the north and south veins have never been explored in the more favorable quartzite units. It has been postulated that the north vein should intersect the quartzites of the Revett Formation around 2,700 feet. The south vein is projected to intersect with the Big Creek Fault at the 1,900 foot level and may host potential ore zones in the Revett Formation.

Sunshine Mining Company explored the Metropolitan property from the 3,100 foot level with the development of the Metropolitan cross-cut. A number of narrow quartz-siderite zones were encountered, but no commercial ore-shoots were intersected.

The Yankee Girl Vein on Sunshine claims lies immediately to the north of the Metropolitan property, and dips onto Metropolitan claims. Issues regarding ownership of the Yankee Girl Vein have prevented exploration of this structure in the past. The Yankee Girl Vein is believed to host mineralization along 10,000 feet of strike length.

The Company proposes to extend the area of existing surface exploration on the Sunshine property onto Metropolitan land holdings. The program consists of both induced polarization and resistivity geophysics. Drilling is best deferred until drill stations can be accessed underground from the Sunshine workings. Drilling will test for the down-dip projection of the Yankee Girl Vein as well as the Metropolitan North and South Veins.

Merger Group

In 2004, the Company leased the Merger claim groups pursuant to a 25-year lease, renewable for an additional 25 years. The lease, which expires in 2029, required the issuance by the Company to the lessor of 20,000 shares of the Company’s common stock and the payment by the Company of annual advance royalty payments as follows: $2,500 for each of the first five years of the lease; $5,000 for each of the second five years of the lease; $7,500 for each of the next ten years of the lease; and $10,000 for each of the next five years of the lease. In addition, the Company has agreed to pay a 5% NSR. The lease is subject to minimum work obligations of approximately $25,000 annually throughout the term of the lease.

The Merger claim groups consist of 35 patented lode claims. The northerly section of the property (21 patented claims) is part of the CAMP project between Coeur d’Alene Mines Corporation, Plainview, and Merger, leased to Silver Valley Resources, Inc. (Coeur d’Alene Mines Corporation), and the southerly section (14 patented claims) is located between Sterling’s Sunshine and Link property. Production from the CAMP ground above a minus 900 feet sea level elevation is for the benefit of the CAMP interests, while production from below this elevation (approximately 3,600 foot level Sunshine) is part of the Sunshine Mine and would benefit the Company.

The Merger claims have received little exploration work, even though numerous mineralized structures strike onto the Merger ground from the ConSil property. Results of 13,200 feet of exploration geophysics performed during 2005 indicate a high-chargeability / low-resistivity anomaly indicative of sulfide mineralization. This anomaly extended from near surface to the maximum sensitivity of the test instrumentation in a generally east-west orientation and appears to increase in depth to the east.

Geology of the Merger group is similar to that of the Silver Summit (ConSil) portion of the Sunshine Mine. However, influences by the Fort Wayne and Mineral Point faults and the intersection of the Polaris fault with the Chester fault are poorly understood and present areas for future exploration.

Prime targets for future underground exploration and development are the Silver Summit Veins explored and mined in the Silver Summit (ConSil) Mine west of the Silver Summit shaft. Additionally, the Silver Summit, Chester, Wire Silver, “D,” and Chester-Polaris “Hook” Veins all originate in or extend onto Merger property at depth. An extensive underground exploration program of these structures by Hecla Mining Company was started in the 1980’s on the 5,400 foot level of what is now the Silver Summit portion of the Sunshine Mine, but the program was halted and never completed.

The 2007 exploration program may include geochemical sampling, expansion of geophysics and/or surface diamond drilling. At such a time as conditions permit, underground exploration activities will resume at depth on Merger ground. Rehabilitation and development of the Sunshine Mine will be a key factor in this future exploration.

United Mines Group

In 2002, the Company leased the United Mines claim groups Big Creek 1 and Big Creek 3 pursuant to a 10-year lease. Terms for the lease, which expires in 2012, are a 1% Gross Revenue to the lessor from this property. The Company will pay the claim fees for the property.

Silver Valley

In addition to the Sunshine Mine, the Company controls, by lease, ownership or option, nine claim groups in the Coeur d’Alene Mining District region, most of them close to the Sunshine property. A description of these claims groups is set forth below.

East Silver Valley

Land Position and Ownership

The East Silver Valley (“ESV”) region is comprised of 280 lode claims covering an area totaling 5,600 acres in the Coeur d’Alene Mining District east of a line running on the 115.875° west longitude to the intersection with Placer Creek, then downstream to the town of Wallace, Idaho, from there upstream on Camp Creek to the intersection with and then following the 115.925° west longitude within Shoshone County, Idaho.

The ESV region holdings are covered by six different claim groups: (i) Beacon Light with 11 claims and 220 acres; (ii) Boulder Creek with 4 claims and 80 acres; (iii) Bullion Creek with 2 claims and 40 acres; (iv) Rock Creek with 236 claims and 4720 acres; (v) Military Gulch with 2 claims and 40 acres; and (vi) Snowstorm with 25 claims and 500 acres. None of the claims in the ESV group are patented claims. The Company has acquired all claims and outstanding mineral rights and NSRs for these claim groups.

History

The claim groups in the ESV region have various adits and tunnels. Most groups have some surface sampling that indicates at least minor lead, silver and copper sulfide mineralization.

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

The Beacon Light, Boulder Creek, Bullion Creek, and Rock Creek claim groups are all on the south side of the Osburn fault. The Military Gulch and Snowstorm claim groups are to the north of the fault.

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

Work Plan

These claim groups are all considered exploration properties. Some claim groups have had more work done on them than others, but the results of these remain unknown and may be unavailable. Initial efforts will be directed towards obtaining and compiling all data for each claim group. Once all known data is compiled then coherent plans can be developed for each claim group or combinations of groups to move evaluation and exploration forward in an efficient manner. Some of the possible work that can be considered for these claim groups are: (i) perform surface geological mapping; (ii) conduct systematic surface soil sampling program to identify any areas of mineralization; (iii) conduct appropriate geophysical programs; and (iv) assess and evaluate access to any adits or other underground workings.

Central Silver Valley

Land Position and Ownership

The Central Silver Valley (“CSV”) region describes all of the Company’s lode claim holdings in the Coeur d’Alene Mining District between the western boundary of the East Silver Valley region and eastern boundary of the West Silver Valley region within Shoshone County, Idaho. This region contains the Company’s Sunshine Mine. The Sunshine Mine land holdings are discussed separately and the claims discussed here are in addition to the Sunshine property position.

The Company’s CSV region totals 84 lode claims, none of which are patented, covering an area totaling 1,680 acres, as follows: (i) East-West with 17 claims and 340 acres; (ii) Idaho-Leadville with 25 claims and 500 acres; (iii) JD with 9 claims and 180 acres; (iv) Last Chance with 28 claims and 560 acres; and (v) Royal Apex with 5 claims and 100 acres.

In April 1996, the Company signed a 20-year lease with Silver Valley Resources Corporation (also known as, Coeur Silver Valley, Inc., also known as U.S. Silver Corporation) that guarantees an annual lease payment to the Company, as well as a 15% net profits interest from eventual production from the property. For the rest of the claim groups in the CSV, the Company retains sole interest and is maintaining these claims under applicable laws and agreements.

History

The following details the history of two of these claim groups. The rest of the claim groups have had no production or significant exploration work performed.

East-West Link Claims. Coeur Silver Valley diamond drilled in excess of 15,000 feet in 2000 and 2001 and defined an ore shoot along the Silver Vein, west of historic productive areas and just east of the Link claim. Development into the area began in 2002 from the rehabilitated 2,400 foot level. In late 2003 the ore shoot was drifted on and confirmed. Additional drilling in December 2003 and January 2004 defined another potential ore shoot on the Company’s Link claim. During the remainder of 2004, drilling, drifting and extraction occurred on the Link claim. A total of 1,161 feet of mechanized drift was developed on the Company’s property with another 684 feet of drift driven to access ore blocks on the Company ground. The Link shoot was cut on three levels (475, 535 and 595 foot elevations) and was found to be approximately 150 feet long and from a few to over five feet wide. During 2004, Coeur Silver Valley reported mining and milling 11,145 tons of ore from the Link claim. The average grade of this ore was 11.88 ounces per ton. In 2005, 9,596 tons of ore were mined with an average grade of 9.41 ounces of silver per ton for production of approximately 90,298 ounces. The Company has not received the 2006 results from the lessee.

Royal Apex. Historical reports indicate several thin veins are found in the Burke Formation on the footwall of the Carpenter Gulch Fault. Historical assays suggest that the silver is carried by tetrahedrite, with gangue minerals consisting of quartz and siderite consistent with Silver Belt style mineralization.

Geology

The CSV region is hosted by the rocks of the Pre-Cambrian Belt super group and the Prichard, Burke, Revett, Saint Regis, and Wallace formations occur both on the surface and subsurface. The Osburn fault cuts the region roughly parallel to the south fork of the Coeur d’Alene River. The Osburn fault is a significant structural boundary in this region with the younger Saint Regis and Wallace formations outcropping on the south side of the fault. To the north of the Osburn fault, older formations outcrop along with several igneous intrusions. In the CSV region all but 100 acres of holdings are south of the Osburn fault. The central part of Coeur d’Alene Mining District’s silver belt occurs to the south of the Osburn fault in the CSV region. All but the Royal Apex claim group are associated with the narrow silver vein replacement deposits of the silver belt.

Work Plan

The Company has no current plans for the CSV region, and we intend to hold the property for future exploration.

West Silver Valley

Land Position and Ownership

The West Silver Valley (WSV) region describes all of the Company’s lode claim holdings in the Coeur d’Alene Mining District west of a line running north on 116.05° west longitude to the intersection with Big Creek, then downstream to the mouth of Big Creek, and then running north on the 116.072° west longitude within Shoshone County, Idaho. Total holdings in the WSV region are 167 claims and leases covering 4,281 acres. WSV region unpatented holdings are covered by three claim groups: (i) Alhambra with 8 claims and 160 acres; (ii) Highland Surprise with 17 claims and 340 acres; and (iii) Pine Creek with 116 claims and 2,320 acres. WSV region patented holdings are covered by the following three groups: (i) Silver Bowl with 2 tracts (80 acres) and 11 claims (106 acres); (ii) New Era with 5 claims (82 acres); (iii) Lookout Mountain Lease (6 government lots, 80 acres) and Idaho State Leases (2 tracts, 1,113 acres).

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

The extreme western end of the famed Coeur d’Alene Mining District’s silver belt occurs to the south of the Osburn fault and in the eastern most part of the WSV region. The primary deposits in this region are lead-zinc type ores of the Bunker Hill Mine. Therefore, all of the claim groups in WSV are lead-zinc-silver prospects.

Work Plan

The Company plans to advance its geological knowledge of the area on its own or in joint venture exploration agreements, however no definitive plans for 2007 have been established.

MEXICO PROPERTIES

Overview

In March 2004, the Company formed a 99% owned subsidiary in Mexico, Sterling Mining de Mexico S.A. de C.V., and through this subsidiary, the Company now owns interests in several mineral properties in the Zacatecas region of Mexico. The Company entered the Mexican market in 2004 with the intention of providing greater diversification of silver interests, developing mining properties for near- to medium-term production, and building a base of prospects and properties that would add to our silver assets. The Company periodically evaluates whether particular Mexican mining concessions it controls would add more value if operated with joint venture partners or if such arrangements would enhance the timing of exploration and development of these projects in support of our overall corporate objectives. The principal projects targeted were the Barones and the San Acacio. In November 2005, the Barones commissioning process began and in late March 2005, processing capability was achieved.

Under Mexico’s mining claim system, mining claims/concessions are divided between exploration concessions (valid for six years) and exploitation concessions (valid for 99 years). Thus, during the exploration concession stage, certain activities must be conducted, such as the completion of a land survey of the property; then application for exploitation concession may be made.

As of December 31, 2006, the Company had 37 full-time employees in Mexico.

Regional Geography and Access

Zacatecas is one of the 31 constituent states of Mexico. It is bounded to the north by Durango and Coahuila, to the east by San Luis Potosi, to the south by Aguascalientes and Jalisco, and to the west by Jalisco and Durango. The state shares its name with its capital and chief center of population, the city of Zacatecas.

Zacatecas, the principal city in Zacatecas State, benefits from established infrastructure, an international airport, rail links to the Caribbean coastal town of Vera Cruz and highway to Mexico City and the United States border. The town was the historic center of Spanish silver production in the 15th and 16th Centuries and produced over half the total silver shipped by the Spanish during that period. Many of the mines in the surrounding areas were worked continually up to the time of the Mexican revolution in the early 20th Century, but have not worked since. Peñoles, the largest silver mining company in Mexico, operates the largest operation in Mexico in the town of Fresnillo, and there are a number of smaller operations in the Zacatecas area. There is considerable local and regional governmental interest in reviving larger scale mining operations.

Central Mexico is known for silver, lead, zinc and gold deposits. These occur as epithermal veins, locally with bonanza grades, and related manto replacement bodies. Major vein deposits in the area include those at Fresnillo and Zacatecas. Much of the epithermal mineralization is hosted by Lower Tertiary volcanic rocks and is mid-Tertiary in age. Some deposits are hosted by Upper Jurassic-Lower Cretaceous volcanic rocks (e.g., veins around Zacatecas) and Lower to Upper Cretaceous carbonates and siliciclastic sedimentary rocks (e.g., Real de Angeles), although the mineralization is still interpreted to be Tertiary. Cretaceous sedimentary rocks also host the Franciso I. Madero has been postulated to be sedex-type mineralization, although a high temperature replacement origin has also been proposed. The possible sedex origin of Franciso I. Madero was the first indication that syngenetic sulfide mineralization might exist in the Zacatecas area. Volcanic rocks in the lower part of the stratigraphy, the Upper Jurassic to Lower Cretaceous Chilitos Formation, were recognized as submarine sequence containing extensive pillow basalts, but volcanogenic massive sulfide (“VMS”) deposits were not considered a serious exploration target.

Access to the Company’s Barones and San Acacio properties is by paved roads to above the city of Zacatecas and extending to the small town of San Acacio near the center of the Veta Grande mine area. From this highway, gravel roads lead to the Barones area, about 4.5 kilometers south of San Acacio. From San Acacio, gravel or dirt mine roads extend to several shafts and two main adits. The Barones and San Acacio properties lie at elevations about 7,000 feet, in the subdued mountainous terrain north of Zacatecas. Access to the other exploration properties is by paved road from Zacatecas to the communities of General Panfilo Nateras, Ojocaliente and Luis Moya, from which secondary roads give good access to the properties.

The following map shows the locations of the Company’s various Mexican properties:

Geology

The Zacatecas Mining District is located in the east central part of the state of Zacatecas, in north-central Mexico and covers approximately 700 square kilometers located at the transition of the eastern flank of the southern Sierra Madre Occidental province and the northwestern limit of the Mesa Central physiographic province. The Sierra Madre Occidental province, one of the most extensive volcanic fields of the world, is a massive pile of nearly horizontal volcanic rocks that underlies a vast plateau, largely of siliceous volcanic rocks of the upper volcanic series rest discordantly either on the lower volcanic series, composed mainly of intermediate lavas, or on metamorphic rocks of Precambrian or Paleozoic age and igneous or sedimentary rocks of the Mesozoic era (the Pimienta series).

Local Geology at Zacatecas

The oldest rocks in the Zacatecas District are schists which are overlain by volcanic sedimentary sequence. Tertiary conglomerate overlies basal andesites. The conglomerate is covered by tuffs and rhyolitic flows. Dikes (TR) and rhyolitic necks crosscut this rock package. This volcanic sequence is associated with a caldera lies south of Zacatecas, in which a concentric and radial system can be distinguished.

The most prominent structural features of the area are north-south trending extension faults, northwest-southeast trending tension fissures north of the caldera and radial fissures within the caldera.

The most economically significant structures are the silver-lead-zinc-copper-gold bearing vein-fracture systems that are emplaced within the NW-SE trending tension fissures. These are located north of Zacatecas and include El Bote, La Cantera, Mala Noche, Veta Grande, Panuco and La Plomosa Vein systems. South of Zacatecas, within the caldera, silver-gold bearing vein-fracture systems (Orito Veins) are orientated in a radial geometry. The fissure veins are believed to have originated as tension fractures caused by the crustal bulging related to the development of the caldera. Collapse of the caldera caused widening of the concentric fractures and development of additional minor structures. Extensional faulting and at least 500 meters of erosion followed emplacement of the veins.

Deposit Types

The San Acacio Mine is a classic epithermal silver-gold (high Sulphide) deposit in a number of parallel veins. There is no documented mineralization in the wallrock. The Veta Grande Veins are predominantly silver-bearing with minor gold and base metals.

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

Mineralization

The mineralized structures in the Zacatecas mining district can be divided into three vein systems, based on their orientation, age and ore assemblages: (i) the silver-base metal system, considered the most important; (ii) the silver-gold selenium system; and (iii) the fluorite bearing system. The silver-base metal system is the most extensive and economically important and has been exploited in the Panuco, Veta Grande, Mala Nocher, and Cantera zones, as well as in the Bote and San Rafael areas (the latter located south of the Cantera Vein). (In the last areas, the silver-gold selenium system is also present).

The silver-base metals system is formed by long veins with an orientation of N 45º to 85ºW, and dips of 50º to 70º SW and 64º to 75º NE. The vein branches occasionally display a horsetail structure while others form zones of sheeted, essentially parallel, stringers of variable thickness. The lengths of the main veins vary from 4 to 16 kilometers with widths of 1 to 30 meters. The veins usually have a branching form, both in horizontal as well as vertical section. The branches merge and split repeatedly but intersections are rare. Sometimes the branches join with the main vein to form ellipsoidal forms but more commonly the branches diverge and pinch out. Also, the veins may double up, run parallel and either split again or become wider than what was formally the main vein. These splits are important since deviation from the general strike and dip occurs in these places and the result is a widening of the vein.

Work Program

The Company conducted ongoing data compilation and began a rehabilitation effort of the Purisima and Refugio tunnels, which was not completed as of December 31, 2006. Trenching was conducted for sampling purposes. Currently, the Company’s consulting geologist is designing a drill program for 2007, and conducting ongoing data compilation review.

The Company will consider opportunities for a joint-venture or other similar arrangements to speed up the implementation of the drilling program, but no such opportunities are presently under consideration.

The Barones Silver Tailings Project

Land Position and Ownership

The Barones plant, located four kilometers north of Zacatecas, is approximately 40 hectares in size, of which the Barones tailings cover 12.5 hectares to a depth of up to 30 meters. The tailings are finely ground and readily accessible on the surface. The Barones Tailings project consists of a thiosulfite vat leaching plant designed to process the Barones tailings. An on-site 18-vat plant and supporting infrastructure has been constructed by Sterling, and this facility commenced production in late March 2005. Currently with the inclusion of San Acacio material in processing, each vat is processing 280 to 340 tons per cycle. The plant is capable of producing both precipitate and dore bars. Sterling is currently shipping the precipitate product to a local smelter.

Sterling has signed a 20-year lease agreement with the property owner and paid $25,000 USD for the rights. There is no requirement for annual lease payments. The lease has a provision where 50% of the net profits up to a maximum of $4.55 million USD is paid to the owner in shares of our stock valued at $10.00 per share. Once the threshold of $4.55 million has been paid, a 0.75% of NSR is payable for the duration of the lease.

Processing Plant

The Barones project was acquired via a long-term lease in early 2004. The original plan was to build 18 concrete vats and associated infrastructure to process tailings from the Barones and near-surface material from the San Acacio. Phase II of the plan consists of constructing an additional 3concrete vats.

Following completion of the basic infrastructure in early 2005, processing of material began at the Barones plant. However, by 2006, it became apparent that the plant was incurring higher costs due to rising fuel prices and copper scrap costs, and more importantly, recovery rates were not achieving desired results. The project kept processing at lower rates while our personnel reviewed capital improvements necessary to increase recovery rates and volume. A total of $461,428 was spent on the capital improvements in 2006. The capital improvements consisted of installing a primary and secondary crusher, which is to be completed in the first quarter of 2007.

Work Plan

We believe the completion of the crushing plant will allow us to achieve higher recovery of silver from surface material and tailings we both the Barones and San Acacio properties. In addition, a copper recovery system currently being installed will help to lower costs. Increased precipitation plant capacity is under construction with the goal of increasing recovery and mill capacity. Sterling will evaluate the current plant as it reaches a steady production output. The results of this evaluation will help determine the feasibility of developing further processing capability.

The San Acacio Mine Concession

Land Position and Ownership

The San Acacio Mine concession contains the southeastern half of the Veta Grande Vein in the Zacatecas mining district. The concession is located 6 kilometers due north of the city of Zacatecas. There are numerous underground workings in the concession but most of the historic workings are inaccessible due to caving and flooding.

In 2004, the prior operator failed to complete their option on the property and the Company negotiated an agreement for the concession. The lease agreement was between Minera San Acacio, S.A. DE C.V. and Sterling Mining De Mexico and contains a minimum term of five years with a purchase option for $3,500,000 USD. The lease requires an annual lease payment of $150,000 and contains a NSR royalty, paid quarterly, ranging from 2.5% to 5.0% based on silver prices ranging from $5.00 to $10.00.

History

Although complete history and production records are not available, this district has hosted mining from before colonial times. Full scale production ended in the early 1900’s in response to the Mexican revolution. Sporadic mining occurred during the 1930’s and 1940’s. Small scale and some illegal mining continued from that time until the present. Several companies have controlled and explored the concession since 1992. These companies have conducted several drill programs with generally poor results due to bad ground conditions and old workings. In spite of the problems encountered, this prior exploration has demonstrated potential for the concession.

Geology

The Veta Grande Vein is hosted by the volcanic rocks of the Chilitos formation. The numerous veins that together form the Veta Grande Vein system consist of epithermal mineralization and filling of faults and fractures in the host rock. The Veta Grande Vein strikes northwest and dips 65°southwest. The length of the identified vein is 7 kilometers, of which only 5 kilometers have been exploited. The bulk of production from the mine has occurred in the oxidized zone but some limited mining has occurred from the sulphide zone.

Work Plan

Sterling has successfully processed material from San Acacio dumps and backfill with positive results. Sterling has permitted an expansion of the Barones plant for production processing of the San Acacio material at 667 tons per day. Sterling has initiated rehabilitation efforts to gain entry to one or more adit levels of the mine. Once safe entry to the underground working is established the vein can be assessed for geologic and metallurgic purposes. Additional drill programs will be developed from both surface and underground. The goal of future drilling will be to extend the system both on strike and down dip. The Company is also considering a joint venture strategy for moving the project forward.

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

Work Plan

No geological work has been done on the property as of yet.

Vetas Negras/Esperanza

Land Position and Ownership

The Vetas Negras (Black Veins) veins are located 13 kilometers to the east of the municipality of Luis Moya, and 60 kilometers from the city of Zacatecas. Access is from Zacatecas using the highway that leads to Aguascalientes, through Ojocaliente and Luis Moya. The Vetas Negras property, though small, lies adjacent to an area which has been thoroughly drilled by Mineral Frisco. It has been reported that Mineral Frisco intends to mine this adjacent property by open pit methods with an estimated production of 5000 tons per day. The property consists of two titles, Ampliacion Vetas Negras and 2a Ampliacion de Vetas Negras. These properties total 86 hectares. About eight shallow pits and three cuts are present on the property. The Company entered into a mining claim exploration concession that expires in 2009.

History

The property has not received the benefit of modern exploration methods and so is at an early stage of exploration.

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

The mineralized zones are bodies of silicified breccias composed of limestone fragments in a matrix of grey to black silica containing silver, and quartz veins, trending northwest-southeast and approximately 0.60 meters wide, mineralized by iron oxides and argentite in quartz gangue. The breccia bodies are from 70 to 300 meters long and 20 to 50 meters wide.

Work Plan

Similar to the Tesorito project, the drilling program was placed on hold. The Company is considering seeking joint-venture arrangements for all exploration projects.

Tesorito – Tabasquena

Land Position and Ownership

The Tabasqueña Mine concession is located in the Ojocaliente mining district in the state of Zacatecas, Mexico. This concession is located several kilometers east of highway 45 and north of the road between the towns of Ojo Caliente and Jarillas. The concession contains two vertical shafts and approximately 180 meters of underground workings to a depth of 50 meters. The Company entered into a mining claim exploration concession that expires in 2009.

This property consists of six separate mining concessions: La Tabasqueña; Mina Del Tesorito; La Querencia; Aracelli; Angustias; and Melania. Total surface area of the concession is 287.2 hectares. This concession lies at the north end of the Milagros Vein system. The Milagros mine at the southern end of the vein system has been mined extensively in the past.

On October 25, 2006, the Company sold a 50% interest in the project to Chester Mining Company in exchange for 600,000 shares of that company’s common stock.

History

Two companies have operated in the concession since 1980, Minera Las Cuevas (“Cuevas”) 1981 and Servicios Industriales Peñoles (“Peñoles”) 1988 to 1989. Both companies have mapped and sampled the underground workings. Cuevas drilled five exploration holes and Peñoles drilled ten holes. In addition, Peñoles conducted surface trenching and sampling and IP geophysics surveys. Most of this data is available on various maps and cross sections.

Geology

The basal unit of the geologic section exposed in this concession is volcanic andesites of the Chillitos formation. The Chillitos formation is overlain by conglomerates of Zacatecas Red Conglomerate. The top of the exposed section are extrusive Rhyolite flows. The Milagros vein system cuts this section on a north northwest trend for approximately ten miles.

The concession hosts two veins of the Milagros Vein system, the Tabasqueña Vein and the La Ninã Vein. The Tabasqueña dips approximately 60° west and the La Ninã Vein dips 55° east. These two veins project to an intersection approximately 130 meters deep. Both veins are hosted entirely within the Zacatecas Red Conglomerate.

Work Plan

Exploration began via a small-scale drill program which was not completed in 2006.

Arturo

Land Position and Ownership

The Arturo lot is located in northern Zacatecas State in the Jimenez de Teul mining district. The property consists of a single lot of 589.24 hectares. There are no known mineral occurrences on the lot, but there are several Au-Ag-Cu mineralized occurrences to the north, south and east of the concession.

History

There is no known mining or exploration history on the concession.

Geology

Geology consists of rhyolites of the lower Upper Volcanic sequence. The rhyolites are mineralized in this area.

Work Plan

Sterling will consider joint venture proposals for the property.

Bolshoi

Land Position and Ownership

The Bolshoi project consists of four lots: Bolshoi, Bolshoi II, Bolshoi III and Terrible Jim. Total surface area of the lots is 5395 hectares.

History

There is no known mining or exploration history on the concessions.

Geology

Most of the project is covered by post mineral rhyolites of the Upper Volcanics. Two windows into deeper rocks, located north of and west of the Bolshoi lot expose the Chulitos formation. There is structure controlled silver-copper mineral in one of these windows.

Work Plan

No geological work has been done on the property as of yet.

OTHER EXPLORATION PROSPECTS

The Company has rights to projects that are located within the Montana Copper Sulphide Belt, a 1,600 square mile area in Sanders County, Montana.

Lucky Luke Copper-Silver Prospect

Land Position and Ownership

The Lucky Luke prospect consists of 20 unpatented lode mining claims located on U.S. Forest Service property about ten miles northwest of Thompson Falls, in Sanders County, Montana The claims are located in Sections 17, 18, 19 and 20, Township 22 North, Range 30 West. Access is via the Little Beaver Creek Road, west of Montana State Highway 200.

The Company acquired its interest in the Lucky Luke prospect pursuant to a mineral lease agreement dated November 26, 2004 (the “Timberline Agreement”), whereby the Company acquired exploration rights for a 20-year period, with option to renew for an additional 20-year-plus period, with respect to the Lucky Luke, Minton Pass, East Bull and Standard Creek properties (see below). In consideration for the lease, the Company forgave indebtedness of approximately $65,000, reimbursed expenses of approximately $20,000, and agreed to annual advance royalty payments of up to $20,000, based on the number of claims still subject to the agreement. The lease agreement also provides for a 1% NSR royalty on all minerals mined or removed from the property covered by the lease agreement.

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

It is postulated that the mineralized horizons or quartzite in the lower Revett were the source beds for the vein mineralization seen in the Lucky Luke adit. Quartz veins similar to these are regionally related to mobilization from the underlying strataform copper-silver mineralization.

History

In the mid-1920’s, the Lucky Luke adit was driven on a mineralized quartz vein. Reports indicate that the adit was extended for 1,000 feet; the size of the dumps confirms this report. In 1926, the Lucky Luke reportedly produced ore containing silver, copper and gold.

The property was subsequently acquired by Luke Williams. Exploration work during this ownership included several shallow trenches that crosscut at least two quartz veins that had strike lengths in excess of 3,000 feet.

In 1983, the property was acquired by U.S. Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. U.S. Borax staked 76 claims on the prospect, and conducted mapping and sampling. U.S. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

The Company intends over the next year to prepare a scale geologic map of the entire project area, including the adit and trench area. Thereafter, the Company will consider adopting a plan for drilling test holes to evaluate the two mineralized Revett horizons. The Company will also evaluate reopening the caved Lucky Luke adit for underground mapping and sampling.

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

Potential for stratiform copper-silver mineralization in the Upper or Lower Revett exists on both sides of the Bull Lake Fault. The Bull Lake Fault is a major north trending structure, easily identified on the ground, with much local folding and slickensides. A major reason to pursue this target is the presence of the Bull Lake Fault—a large un-tested structure. Target depths will range from 1,000 feet on the west side to +2,000 feet on the east side.

History

In 1983, the property was acquired by U.S. Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. U.S. Borax staked 23 claims on the prospect, and conducted mapping and sampling. U.S. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

The only work the Company may pursue on this property over the next year is the preparation of more detailed mapping to more accurately define the location of the Wallace/St. Regis/Revett Formation rock units on the property.

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

Geology

The property is underlain by the Revett, St. Regis and Wallace Formations. Strata from all three formations strike northwest and dip moderately eastward with dips becoming flatter to the east. A pair of northeast-trending faults have been identified, each having down-dropped northwest sides. Displacement along these faults is in the range of 200 to 400 feet. Numerous copper, silver and lead bearing quartz veins occur in the St. Regis and Wallace Formations. The 1987 drilling by U.S. Borax encountered only trace amounts of pyrite, chalcopyrite and bornite.

The claims were staked on the basis of the high grade veins found in the overlying Wallace Formation. The presence of mineralization above the permissive underlying Revett stratigraphy was the main reason for acquiring this prospect.

History

In the early 1980’s, the property was acquired by U.S. Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. U.S. Borax staked 115 claims on the prospect, and optioned 14 more from a local prospector. U.S. Borax conducted mapping and sampling and drilled one 1,450 foot core hole. U.S. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

Over the next year, the Company intends to prepare a geologic map of the entire project area. The Company may also pursue further sampling on the Midas dump for the purpose of defining metal ratios seen in the vein mineralization. Additional research into the geology and production from the Midas Mine may also be conducted.

Minton Pass Copper-Silver Project

Land Position and Ownership

The Minton Pass Silver-Copper prospect consists of 20 unpatented lode mining claims located on U.S. Forest Service property east of Trout Creek, Montana. The claims are located in Sections 20 and 21, Township 24 North, Range 32 West, MPM. Access is via well-maintained U.S. Forest services roads from Trout Creek. The Company acquired its interest in the East Bull Prospect pursuant to the Timberline Agreement, described above.

Geology

The Minton Creek Pass claim group hosts metasedimentary rocks of the Belt Supergroup. Vast areas of the Belt Supergroup contain stratiform silver-copper occurrences, which are hosted by quartzites of the Revett Formation. These are found primarily within the Montana Copper Sulphide Belt, which covers some 1,600 square miles.

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

In 1981, ASARCO expanded their land position to several hundred claims. Exploration, including some drilling, continued in an attempt to further define the extent of the mineralized zones. ASARCO abandoned the property in 1992.

Work Plan

The only work the Company may pursue on this property over the next year is the preparation of a geologic map of the entire project area.

JE Project

Land Position and Ownership

The JE Project is located along the Bull Lake Corridor, on a line between the Troy and Rock Creek deposits, roughly ten miles southeast of the Troy and three miles northwest of the Rock Creek. The Montanore (Rock Lake) deposit is roughly two miles east of the Rock Creek.

In January, 2003, the Company leased the JE Project, a set of 11 unpatented mining claims in the Montana Copper Sulfide Belt. The lease agreement provides for annual payments increasing from $3,000 to $20,000 by 2009 and for a 2% production royalty on sales of metals extracted from the property.

During 2006, the Company entered into an option agreement with Silver Fields (formerly Red Lake Resources) regarding the JE prospect. Under the terms of the agreement, Silver Fields may earn a 75% interest in the property for cash payments totaling US $300,000, the issuance of 500,000 common shares of Silver Fields common stock to Sterling and $600,000 work commitment for exploration during the next three years. Sterling will retain a 25% interest and a 2.5% net smelter return. After Red Lake has completed its earn-in, Sterling may maintain or increase its 25% carried interest by participating in future exploration and development.

Geology

The JE claim group hosts metasedimentary rocks of the Belt Supergroup. These are found primarily within the Montana Copper Sulphide Belt, which covers some 1,600 square miles. The lower member of the Revett Formation hosts Stratabound mineralization and this formation is about 1,300 feet thick in the JE project area.

At least three N-NW trending faults cut across the JE Project area. The Snake Creek-Copper Lake Fault and the Lost Girl Fault may control stratabound mineralization within the lower Revett Formation.

Significant copper/silver mineralization is not exposed on the property. U.S. Borax has drilled an exploration drill hole. This drill hole contained 265 feet of mineralization that averaged 0.32% copper and 0.41 ounces of silver per ton. Within this zone, a 90 feet interval averaged 0.47% copper and 0.70 ounces of silver per ton.

History

In the late 1980’s, U.S. Borax and Santa Fe Minerals explored the Belt rocks of NW Montana for additional deposits similar to ASARCO’s Troy Mine. Initial discoveries were made at surface at Montanore and Rock Creek. U.S. Borax completed detailed geological mapping at a scale of 1:6,000 over a very large area within and adjacent to the property. Santa Fe Minerals performed limited geological mapping at a scale of 1:24,000.

This mapping identified a potential target at the intersection of the Copper Lake (a controlling structure on mineralization in the Rock Creek ore-body) and the Wolf Creek faults. U.S. Borax and Santa Fe completed nine diamond drill holes in the area under investigation. Kennecott acquired the property through the acquisition of U.S. Borax. Kennecott held the property for 12 years before abandoning them.

The Company leased the JE property from the current claim holders, Jim Ebisch and Ryan Reich, and located an additional 24 lode claims to increase the property package to its current size.

Work Plan

Over the next year, the Company intends to prepare additional surface geological mapping to identify surface lithologies and rock packages.

Trout Creek Project

Land Position and Ownership

The Company has acquired lease rights to 18 claims of the Trout Creek deposit in Northwestern Montana (JESTC Group), located approximately six miles west of the town of Trout Creek. The Trout Creek property expands the Company’s presence in the Montana Silver-Copper Sulfide Belt.

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

Work Plan

Over the next year, the Company intends to prepare additional surface geological mapping that will identify surface lithologies and rock packages.

Glossary

The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit:	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

Andesite:	Dark, fine grained extrusive volcanic rock.

Anticline:	An arch or fold in layers of rock shaped like the crest of a wave.

Assay:	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Base Metal:	Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Bedding:	The arrangement of sedimentary rocks in layers.

Bornite:	Copper sulfide mineral. A copper ore mineral.

Breccia:	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Caldera:	A large basin shaped volcanic depression of a roughly circular shape.

Chalcocite:	Copper sulfide mineral. A primary copper ore mineral.

Concentrate:	A fine, powdery product of the milling process containing a high percentage of valuable metal.

Conglomerate:	A sedimentary rock consisting of rounded, water-worn pebble or boulders cemented into a solid mass.

Contact:	A geological term used to describe the line or plane along which two different rock formations meet.

Core:	The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

Crosscut:	A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Development:	Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Diamond Drill:	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dilution (mining):	Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

Dip:	The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

Discordant:	Non parallel contact between rock formations.

Dore:	Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

Drift:	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Due Diligence:	The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

Epithermal:	Low temperature, hydrothermal, vein forming deposit created near the surface of the earth.

Exploration:	Work involved in searching for ore, usually by drilling or driving a drift.

Fissure:	An extensive crack, break or fracture in rocks.

Footwall:	The rock on the underside of a vein or ore structure.

Fracture:	A break in the rock, the opening of which allows mineral bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Galena:	Lead sulfide, the most common ore mineral of lead.

Gangue:	Vein minerals that have no economic value.

Grade:	The average assay of a ton of ore, reflecting metal content.

High Grade:	Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

Host Rock:	The rock surrounding an ore deposit.

Level:	The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

Limestone:	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode:	A mineral deposit in solid rock.

Mill:	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

Mineral:	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineral Resource:	A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible.

Mineralized Material or Deposit:	A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s) for potential development. Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

Mineralization:	The presence of potentially economic minerals in a specific area or geological formation.

Net Profit Interest:	A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

Ore:	Material that can be mined and processed at a positive cash flow.

Orebody:	A natural concentration of valuable material that can be extracted and sold at a profit.

Ore Reserves:	The calculated tonnage and grade of mineralization which can be extracted profitably; classified as possible, probable and proven according to the level of confidence that can be placed in the data.

Patent:	The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

Patented Mining Claim:	A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

Prospect:	A mining property, the value of which has not been determined by exploration.

Probable (Indicated) Reserves:	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (Measured) Reserves:	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reclamation:	The restoration of a site after mining or exploration activity is completed.

Recovery:	The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

Reserves:	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Resource:	The calculated amount of material in a mineral deposit, based on limited drill information.

Sample:	A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

Shaft:	A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Shear or Shearing:	The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Silicified:	Pore filling and mineral replacement by silica and silica minerals.

Stope:	An underground excavation from which ore has been extracted either above or below mine level.

Stratigraphy:	Strictly, the description of bedded rock sequences; used loosely, the sequence of bedded rocks in a particular area.

Stratabound:	A mineral deposit confined to a single stratigraphic unit. Typically disseminated but can occur as veinlets.

Strike:	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Sublevel:	A level or working horizon in a mine between main working levels.

Sulfide:	A compound of sulfur and some other element.

Syngenetic:	A mineral deposit formed at the same time as the formation of the host rock.

Tetrahedrite:	A copper silver sulfide mineral. An important copper and silver ore mineral.

Unpatented Mining Claim:	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

Volcanic:	Pertaining to the activities, structure, or rock types of a volcano.

Vein:	A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Wall Rocks:	Rock units on either side of an orebody. The hanging-wall and footwall rocks of an orebody.

Waste:	Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

ITEM 3.	LEGAL PROCEEDINGS

As initially reported in our report on Form 10-Q for the quarter ended June 30, 2006, in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company, Carol Stephan and Ray De Motte. Mr. De Motte is also an officer of the Company. The original complaint alleged, among other things, that De Motte and Stephan made misrepresentations and omitted information in connection with the plaintiffs’ purchases of stock in the Company and in other entities with which they alleged De Motte and/or Stephan are associated. The Company was not a party to the original complaint. Claims against several parties were dismissed without prejudice on jurisdictional grounds and venue of the case was later transferred to the Northern Division of the District of Idaho.

The plaintiffs requested and were granted leave to amend their complaint, and their amended complaint included new claims against the Company and others. The plaintiffs’ amended complaint asserts with respect to the Company that it and others made misrepresentations and omitted information in connection with the plaintiffs’ purchases of the Company’s stock. It asserts claims for civil RICO under Idaho law, and for securities fraud, misrepresentation and other causes of action. The Company and the other defendants responded by moving to dismiss the amended complaint on various grounds. The motions to dismiss remain pending. Plaintiffs have, in March 2007 filed a motion for a second amendment to their complaint adding several third parties. If the case is not dismissed and settlement is not reached in the short term the Company intends to aggressively defend and is likely to bring counterclaims against Mr. Christianson and the other plaintiffs. If trial is required, it is currently scheduled to begin on June 10, 2008.

In October 2006, the Company learned that the U.S. Attorney for the District of Idaho issued a grand jury subpoena to Mr. Christianson to provide testimony and documents relating to the defending directors and other businesses with which they are associated. The Company cannot predict at this time whether the grand jury will engage in any investigation of the directors or the Company beyond the subpoena issued to Mr. Christianson or what the nature or outcome of any investigation would be.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market price, stockholder matters, and unregistered sales

The Company’s common stock trades in the over-the-counter market and quotations for the common stock are listed in the Over the Counter Bulletin Board (“OTCBB”) and were formerly listed in the “Pink Sheets” published by the National Quotation Bureau under the symbol “SRLM.” The following table sets forth, for the respective periods indicated, the prices of the Company’s common stock in the over-the-counter market, as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2005	5.20	3.60
June 30, 2005	4.00	2.60
September 30, 2005	3.40	2.55
December 31, 2005	3.45	2.00
March 31, 2006	4.60	4.45
June 30, 2006	4.20	4.05
September 30, 2006	3.95	3.85
December 31, 2006	3.16	3.03

Holders

As of December 31, 2006, there were approximately 811 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Repurchases of common stock

There were no repurchases of equity securities by the Company in the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2006. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Sterling. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2006	2005	2004	2003	2002
Net Revenues	$887,524	$491,716	$62,873	$8,448	$4,200
Loss from operations	$(6,568,432)	$(4,255,611)	$(5,001,375)	$(4,338,246)	$(37,913)
Net income (loss)	$(5,230,395)	$(4,548,957)	$(5,529,707)	$(4,150,761)	$(30,064)
Net income (loss) per share:
Basic	$(0.24)	$(0.26)	$(0.36)	$(0.43)	$(.01)
Diluted	$(0.24)	$(0.26)	$(0.36)	$(0.43)	$(.01)

Consolidated Balance Sheet Data:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2006	2005	2004	2003	2002
Total assets	$20,920,367	3,655,506	$3,681,847	$3,148,468	$49,414
Current liabilities	5,861,656	849,378	1,024,579	905,088	30,363
Long-term obligations	519,763	—	—	—	—
Cash dividends per common share	$—	—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a minerals, exploration, development and a producing company traded on the over the counter market in the United States. As is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. The Company has expanded rapidly its range of activities since 2003 and this has generated funding requirements for: (a) the initiation of and advancing of rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine, (b) the initial entry into Mexico, acquisition costs of projects, and the financing and construction of the Barones plant, and (c) increasing both administrative and operational staff to manage the increased scope of the Company’s activities.

The Company’s main focus is the Sunshine Mine project where it is engaged in maintenance, rehabilitation, exploration and mine planning. The Company also has exploration interests in Idaho, Montana, and in Mexico.

The Company has a land position of early stage prospects in Idaho, Montana and Mexico that it is evaluating to determine whether to hold and explore by itself or seek the participation of industry partners.

Key work completed at the Sunshine Mine in 2006 was the initiation of the Sterling Tunnel project, working on mine planning, purchase of the tailing impoundment, and work related to rehabilitation of the mine and the Silver Summit hoist.

In Mexico, the Company is engaged in processing materials from its Barones property at the Barones processing plant. Besides continuing work to optimize processing capacity at the Barones project, Sterling is evaluating the potential for development of the San Acacio and Tesorito projects.

The Company has made substantial expenditures on its key projects, and will continue to do so. Thus, further progress will be heavily influenced by the Company’s ability to obtain significant funding from outside sources. Should significant funding not be raised concurrently with its capital requirements, the Company may be forced to curtail key initiatives.

Sterling Mining operates in the mining sector which has numerous and significant risk factors.

Results of Operations

Fiscal Year Ended December 31, 2006, Compared to Fiscal Year Ended December 31, 2005

Revenues

Revenues in fiscal years 2006 and 2005 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico, and coin revenues in the United States from the sale of coins, rounds and bullion and from contract and lease income. Revenue increased by $395,808, or 80.5%, from $491,716 for the year ended December 31, 2005, to $887,524 for the year ended December 31, 2006. Nearly all of the Company’s revenue in 2006 and 2005 was derived from our operations in Zacatecas, Mexico. Revenues from our operations in Mexico are $829,165 in 2006 compared to $441,160 in 2005. The increase in Mexico revenues in 2006 versus 2005 is primarily due to the fact that the Company’s Mexico segment produced silver for a full year in 2006 and for a partial year in 2005.

Cost of Revenues

Cost of revenues increased substantially from $362,758 in 2005 to $956,263 for the year ended December 31, 2006, which represents an increase of 263.6% year to year. The increase in cost of revenues is primarily the result of a full year of operation in 2006 versus a partial year in 2005.

Costs and Expenses

Costs and expenses increased by $2,115,124, or 48.2%, from $4,384,569 for the year ended December 31, 2005, to $6,499,693 for the year ended December 31, 2006. The primary contributors to the increase in costs and expenses include the increase of $906,976 during 2006 over 2005 in exploration costs related primarily to the Sunshine Mine, the increase in general and administrative expenses from $1,223,312 in 2005 to $1,902,427 in 2006 arising from the increase in employees and support services required to advance the Company’s work on the Sunshine Mine and manage the Company’s operation in Mexico, and the increase of $640,732 in professional fees to $861,568 in 2006 compared to $220,836 in 2005.

Other Income and Expenses

Other income and expense improved dramatically in 2006. Total other income in 2006 was $1,336,570 compared to total other expense of $293,346 in 2005. The major components in the improvement are a gain on sale of investments of $171,410 in 2006 compared to a loss from sale of investments of $78,356 in 2005, a decrease in the loss on foreign exchange from a loss of $179,251 in 2005 to a loss of $95,149 in 2006, and the recognition of $1,362,416 in other income from the gain on the sale of Tabasquena mineral rights in Mexico in the fourth quarter, 2006, compared to no other income recognized in 2005.

Net Loss

As a result of the foregoing factors and after taking into consideration a nominal gain of $1,467 from the Company’s investment in Chester Mining Company, the Company recognized a net loss of $5,230,395 for the year ended December 31, 2006, compared to a net loss of $4,548,957 for 2005. Of these amounts, in 2006 our United States geographical segment contributed $4,318,339 to the loss and our Mexico segment contributed $912,056 to the loss, and in 2005 our United States geographical segment contributed $3,537,508 to the loss and our Mexico segment contributed $1,011,449 to the loss.

Fiscal Year Ended December 31, 2005, Compared to Fiscal Year Ended December 31, 2004

Revenues

Revenues in fiscal years 2005 and 2004 consisted of sales of silver and gold to refineries in Zacatecas, Mexico, and coin revenues in the United States from the sale of coins, rounds and bullion and from contract and lease income. Revenue increased by $428,843, or 782%, from $62,873 for the year ended December 31, 2004, to $491,716 for the year ended December 31, 2005. Revenues from our operations in Mexico were $441,160 in 2005 compared to none in 2004.

Cost of Revenues

Cost of revenues increased substantially from $57,060 in 2005 to $362,758 for the year ended December 31, 2005. The increase in cost of revenues is primarily the result of the start of operations in Mexico in 2005.

Costs and Expenses

Costs and expenses decreased by $622,619, a 12 % decrease, from $5,007,188 for the year ended December 31, 2004, to $4,384,569 for the year ended December 31, 2005. The primary contributors to the decrease in costs and expenses were decreases in exploration costs and general and administrative costs.

Other Income and Expenses

Other income and expense improved in 2005, compared to 2004. Total other expense in 2005 was $293,346 compared to total other expense of $528,332 in 2004. The largest component in the improvement was a loss on sale of investments of $78,356 in 2005 compared to a loss from sale of investments of $466,246 in 2004.

Net Loss

As a result of the foregoing factors the Company recognized a net loss of $4,548,957 for the year ended December 31, 2005, compared to a net loss of $5,529,707 for 2004. Of these amounts, in 2005 our United States geographical segment contributed $3,537,508 to the loss and our Mexico segment contributed $1,011,449 to the loss, and in 2004 our United States geographical segment contributed $4,298,956 to the loss and our Mexico segment contributed $1,230,751 to the loss.

Liquidity and Capital Resources

At December 31, 2006, the Company’s cash balance was $3,054,582, current assets were $4,690,605, current liabilities were $5,861,656, and the working capital deficit was $1,171,051. The Company’s cash and working capital positions improved substantially by January 2007. Unaudited working capital on January 31, 2007, was $5,540,069, as a result of the following two events:

•

On October 20, 2006, the Company entered into a definitive purchase agreement with Essential Metals Corporation (EMC) to acquire the Big Creek tailings pond facility that the Company intends to use in conjunction with managing waste water from the Sunshine Mine and the operation of the ore concentrating mill for the mine. At December 31, 2006, the Company owed to EMC $3.9 million due on January 22, 2007, which is one of the other current liabilities carried on the Company’s balance sheet and represented 66.7% of current liabilities at that date. The Company used a portion of the proceeds from the offering described above to pay the liability in full.

•

On January 18, 2007, the Company closed an $8,498,500 private placement offering to institutional and accredited investors consisting of 3,695,000 units at a price of $2.30 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.25 for 24 months following the closing date of the offering. Five of the investors are located in Canada and one in the United States. Net proceeds to the Company after sales commissions and expenses of the offering were $7,777,526.

During the year ended December 31, 2006, net cash provided by financing activities was $12,735,527. Cash in the amount of $5,626,104 was used for investing activities, primarily to drive the Sterling Tunnel and to purchase equipment for the Company’s ongoing rehabilitation of the Sunshine Mine. Cash in the amount of $5,325,690, was used to fund the Company’s operating activities.

The Company estimates that it will need approximately $14 million in 2007 to fully implement the business plan, and fund the work plan for the Sunshine Mine. Management has determined that, if necessary, the Company could continue operations through December 2007 with financing of only $1,400,000, if the Company were to curtail hiring, capital expenditures and the investment in Mexican operations.

The Company believes its cash, cash equivalents, short-term investments, and cash from operations will fund the Company until June. Additional outside equity or debt financing of approximately $16 million will be necessary to meet its obligations through the end of 2007 and beyond. A shortfall in financing would cause significant delays in the Company’s schedule for re-opening the Sunshine Mine, as well as the schedules for exploring and developing other properties. There is no assurance the Company will be successful in its efforts to raise capital at the times and in the amounts required by the Company’s plans.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations at December 31, 2006, for the periods shown:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Year
Notes Payable	$533,694	$13,931	$519,763	—	—
Operating Leases:
J.E. Prospect	$65,000	$12,500	$12,500	$20,000	$20,000
Jestec	130,000	15,000	15,000	50,000	50,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	15,000	2,500	2,500	5,000	5,000
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
Rock Creek Mining	24,000	6,000	6,000	6,000	6,000
San Acacio	600,000	150,000	150,000	150,000	150,000

Sub-total Leases	$1,485,200	$348,800	$348,800	$393,800	$393,800

Total Obligations	$2,018,894	$362,731	$868,563	$393,800	$393,800

Critical accounting policies and estimates

The Company has determined from the significant accounting policies disclosed in Note 2 of the Company’s financial statements, that the following three disclosures are critical accounting policies.

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

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological assessments using current operating costs, metals prices and, when applicable, on third-party audits of our reserves.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2006, 2005 and 2004 were $3,701,487, $2,794,511, and $3,223,737, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations when FAS 157 becomes effective, after November 15, 2007.

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

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” (hereinafter “FIN No. 47”), FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Management does not believe the adoption of this statement impacts these consolidated financial statements. However, recognition of asset retirement obligation liabilities may become necessary in the future.

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

Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Supplementary Financial Information

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

2006	Quarter
	1st	2nd	3rd	4th
Net revenues	$280,524	$316,509	165,062	125,429
Loss from operations	$(997,852)	$(1,865,112)	$(1,701,302)	$(2,004,166)
Net income/(loss)	$(1,226,591)	$(1,638,292)	$(1,644,472)	$(721,040)
Earnings per share				—
Basic	$(0.06)	$(0.08)	$(0.08)	$(0.02)
Diluted	$(0.06)	$(0.08)	$(0.08)	$(0.02)

2005	Quarter
	1st	2nd	3rd	4th
		$		$
Net revenues	$7,497	$14,427	$26,690	$443,102
Loss from operations	$(1,114,817)	$(1,272,744)	$(1,515,308)	$(352,742)
Net income/(loss)	$(1,177,408)	$(1,270,400)	$(1,535,981)	$(565,168)
Earnings per share
Basic	$(0.07)	$(0.07)	$(0.09)	$(0.03)
Diluted	$(0.07)	$(0.07)	$(0.09)	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements in the past two fiscal years that are required to be reported.

ITEM 9A.	CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2006, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-K for the year ended December 31, 2006.

During 2006, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table sets forth the names, ages, and positions with Sterling Mining for each of the directors and officers:

Name	Age	Office with Sterling Mining	Appointed to Office
Raymond K. De Motte	50	President, CEO and Director	1998
James N. Meek	55	CFO, Vice-President	2005
Kevin G. Shiell	49	Executive Vice-President, Director	2003
Michael L. Mooney	58	Corporate Secretary	2005
Carol Stephan	65	Director	2003
David J. Waisman	53	Director	1998
Roger A. VanVoorhees	61	Director	2006
J. Kenney Berscht	68	Director	2006

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

Raymond K. De Motte, President, Director. Mr. De Motte has been President of Sterling Mining Co. since 1998. He has also been a director and chief financial officer of Kimberly Gold Mines, Inc. since 1999. Mr. Demotte spends approximately 95% of his time on activities related to Sterling Mining. He holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration from Golden Gate University in San Francisco, California. Mr. De Motte is a member of the Canadian Institute of Mining and Metals and the Society of Economic Geologists.

James N. Meek, Vice-President and Chief Financial Officer. Mr. Meek has over 25 years of experience in accounting and asset management in the mining industry. He was appointed Chief Financial Officer of Sterling Mining on September 1, 2005, after having served as Acting Chief Financial Officer of Sterling Mining since May 26, 2005. From 2004 until joining Sterling Mining, Mr. Meek worked as an independent consultant. From 1993 to 2004, Mr. Meek served as Treasurer of Coeur d’Alene Mines Corporation. Mr. Meek has also held the positions of acting controller for Century Mining Company and Accounting Manager for ASARCO Incorporated. He holds a Bachelor of Arts in Mathematics from Rocky Mountain College, a Master of Business Administration from the University of Idaho and is a licensed CPA in the State of Idaho.

Kevin G. Shiell, Executive Vice President, Director. Mr. Shiell has been a director and Executive Vice-President of Sterling Mining since January 2003. He has also been a foreman and superintendent of Stillwater Mining Company since 1999 and President and a director of Kimberly Gold Mines, Inc. since 2003. Mr. Shiell spends approximately 5% of his time on matters relating to Sterling Mining and 95% of his time on his other professional activities. Mr. Shiell has been in the mining business for over 25 years in operation positions such as Mine Foreman, Mine Superintendent and Manager of Operations with various companies in the western United States. He has experience with safety, human relations, mine site construction and infrastructure, as well as development, production and maintenance of operating mines. Mr. Shiell is also a member of the Northwest Mining Association.

Michael L. Mooney, Corporate Secretary/Assistant Treasurer. Mr. Mooney was appointed Corporate Secretary of Sterling Mining in May 2005. Prior to joining Sterling Mining, Mr. Mooney had spent over 25 years with Hollister-Stier Laboratories LLC of Spokane, Washington, formerly Bayer Corporation, most recently serving as Chief Financial Officer from 1999 to 2004. He has a Bachelor of Science in Accounting from Gonzaga University in Spokane, Washington.

Carol Stephan, Director. Ms. Stephan serves as a corporate secretary, treasurer, and/or director for several mining companies in the Coeur d’Alene and Spokane areas. Ms. Stephan also owns and operates several businesses in Idaho. Ms. Stephan is a director of Shoshone Silver Mining Company. She has served as a director of Sterling Mining since 2003 and manager of Silver Valley Capital since 2003.

David J. Waisman, Director. Mr. Waisman has been employed as a business development manager for SVL Analytical in Kellogg, Idaho since 1993. Prior thereto, he was employed as Senior Exploration Geologist for Hecla Mining. He holds degrees in Geology from the University of Montana and Colorado State University and is a director of the Society of Inland Northwest Environmental Scientists, and is on the Advisory Board of Kimberly Gold Mines, Inc. Mr. Waisman has served as a director of Sterling Mining since 1998.

Roger A. VanVoorhees, Director. Mr. VanVoorhees graduated with a Bachelor of Science from Western Michigan University and has business and investment interests in the hospitality, real estate, oil and gas, and metal mining industries.

J. Kenney Berscht, Director. Mr. Berscht graduated with a degree in Business Administration from the University of Western Ontario, Canada, has held executive positions with a number of energy companies and is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers.

Certain Employees

In addition to the foregoing executive officers and directors, the following information is provided with respect to significant employees of Sterling Mining at the Sunshine Mine:

Michael McLean, Mine Manager. Mr. McLean has served as Sterling Mining’s Mine Manager at the Sunshine Mine since 2004. From 2001 to 2004, Mr. McLean was Manager of Engineering at Energy Products of Idaho. He served as the Mine Manager and Chief Engineer of the Sunshine Mine from 1995 to 2001 and designed and managed production systems at the mine. He holds a Bachelor of Science in Mining Engineering from the University of Nevada, Reno, and has more than 20 years of experience in mine management and engineering.

Jeffrey Moe, Chief Geologist. Since September 2005, Mr. Moe has served as Sterling Mining’s Chief Geologist at Sunshine Mine. From 1998 to 2005, Mr. Moe worked as an independent geologist/exploration consultant on various projects. From 1995 to 2000, he served as Production Geologist, Senior Exploration Geologist and managed the AutoCAD mining system at the Sunshine Mine. He holds a Bachelor of Arts and Master of Science from the University of Montana and is currently a doctoral candidate at Dartmouth College.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Sterling Mining and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Sterling Mining. Based on the copies of filings received by Sterling Mining during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of our equity securities have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto, except for Roger A. Van Voorhees, a director, who failed to file three Form 4 reports reporting purchases of Company securities in June and September 2006, all of which were subsequently reported on a Form 5 report filed late on February 16, 2007.

Code of Ethics

Sterling Mining has adopted a code of ethics that applies to Sterling Mining’s executive officers, its Chief Financial Officer and all other employees, as well as to the members of Sterling Mining Company’s Board of Directors. The Company will provide to any person, without charge, a copy of the code of ethics upon written or oral request directed to Monique Hayes, Marketing Communication Manager, at Sterling Mining Company, 609 Bank Street, Wallace, Idaho 83873, telephone (208) 556-0227.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Audit Committee

In September 2006, the Board formed the Audit Committee, the current members of which are J. Kenney Berscht (Chairperson), Carol Stephan, Roger A. Van Voorhees, and David J. Waisman. The Board has determined that each of the members of the Audit Committee is “independent” under the criteria set forth in Rule 4350(d) of the NASDAQ Marketplace Rules, and that at least J. Kenney Berscht is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

At the end of September 2006, Sterling Mining’s Board of Directors adopted a Compensation Committee Charter and established the Compensation Committee through the appointment of independent, non-employee directors. The Committee is responsible for establishing and administering Sterling Mining’s executive and director compensation programs and arrangements. As the Committee is relatively new, it is still working through the process of “learning the ropes” as an effective body for managing the compensation questions and issues that Sterling Mining has and will continue to face.

Executive Compensation

The Committee’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. In circumstances where Sterling Mining has nominal revenues and is focused on bringing the Sunshine Mine back into production and applying its capital to that purpose, the challenge for the Committee is stretching limited capital resources to effectively seek out and retain executives with the education, skills, and experience necessary for restarting and running a major underground mining operation in the United States. The Committee is learning to meet that challenge by developing packages consisting of different forms of compensation that strike a balance between limiting the amounts of cash paid out for compensation and fostering commitment to Sterling Mining through the upside potential of deferred compensation paid in the form of equity ownership or participation. The Committee seeks to compensate employees with a complete package competitive with comparable employers in the mining industry while maintaining internal and external equality and aligning senior management’s compensation with the long-term interests of shareholders. The process the Committee is developing for establishing compensation consists of targeting overall compensation for each executive officer and allocating that compensation among base salary and incentive compensation. The Committee believes that a significant portion of total compensation should be earned through incentive compensation.

Allocation among Components. Under the Committee’s compensation structure, the mix of base salary, cash bonus, and equity compensation varies depending upon the employment level. In allocating compensation among these elements, the Committee believes that the compensation of its senior-most levels of management, such as the Chief Executive Officer (“CEO”), the levels of management having the greatest ability to influence Sterling Mining’s performance, should be significantly performance-based. However, the Committee recognizes that certain critical control positions, such as the Chief Financial Officer (“CFO”), should receive a greater portion of their total compensation in the form of base salary versus incentive to assure sound judgment in decisions that will not be influenced by incentive payouts. At lower levels of management and staff, the Committee designs incentive compensation, which includes both cash and equity awards, to reward the achievement of specific performance goals within areas under control of the relevant employees, although company-wide performance is also a factor.

In making compensation allocations, the Committee will rely in part upon an evaluation of aggressive exploration companies. The allocation made by the Committee is consistent with the results in their evaluation, which showed the peer group providing their executive management with targeted cash incentive opportunities.

Base Salaries. The Committee provides its executive management with a level of assured cash compensation in the form of base salary that is competitive in the market, is based upon the experience level of the individual executive, is consistent with other companies with similar performance characteristics, and promotes sound judgment in daily decision making. The Committee concluded that for 2007, the appropriate base salary for the CEO is $120,000 and the appropriate base salary for the CFO is $180,000. These salaries were determined based upon the evaluation and analysis performed by the Committee relative to targeted overall compensation.

Incentive Bonuses. The Committee will award incentive cash bonuses based upon performance objectives. For 2006, the performance goals achieved by Sterling Mining’s CEO and CFO were viewed as being instrumental in obtaining financing for advancing rehabilitation of the Sunshine Mine.

Equity Compensation. The primary form of equity compensation consists of stock options. Beginning in 2006, the accounting treatment for stock options changed as a result of Statement of Financial Accounting Standards No. 123(R), making the accounting treatment of stock options somewhat less attractive. Nevertheless, it should be expected the Committee will continue to use options as a compensation tool and will evaluate opportunities to use other forms of stock and equity awards in the future.

Executive Agreements. The Committee believes that employment agreements, severance and change of control agreements are appropriate for its senior management and top executives.

Retirement Plans. Sterling Mining has no defined pension plan. Sterling Mining does maintain a 401(k) “Safe Harbor” Plan in which Sterling Mining matches employee contributions up to 100% of the employee’s contribution, with a maximum equal to three percent of eligible compensation, and 50% of the next two percent of eligible compensation.

Perquisites and Other Benefits. The Committee annually reviews the perquisites that executive management receives. The current available perquisite for executive management is the lease payment for vehicles. The Committee recognizes this automobile allowance pursuant to the employment agreements of the CEO and CFO.

Board Process. The Compensation Committee of the Board of Directors approves all compensation awards to executive officers. The Compensation Committee will review the performance and compensation of the executive officers, and following discussions with those individuals and the members of the Board of Directors and, where it deems appropriate, other advisors, will establish their compensation levels. The Chair of the Committee reports to the full board the actions of the Committee. With respect to employee equity compensation awards, the Committee will recommend awards to the full Board of Directors for discussion and approval.

Director Compensation

Director compensation is evaluated and recommended by the Committee and approved by the full Board of Directors. Sterling Mining does pay directors who are also employees for their service as directors, so all directors are compensated similarly for their service as directors. Currently Sterling Mining does not provide for incentive cash bonuses, defined pension benefits, deferred compensation, medical or dental benefits, or perquisites for its non-employee directors.

Summary Compensation Table

The following table sets forth the compensation paid or accrued for the benefit of the principal executive officer and principal financial officer of Sterling Mining, who are the only executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2006.

STERLING MINING COMPANY-EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Raymond K. De Motte, CEO (1)	2006	$98,333	$103,727	$—	$202,060
James N. Meek, CFO (2)	2006	$120,000	$25,556	$—	$145,556

Raymond K. De Motte, CEO	2005	$58,000	$2,090	$140,789	$200,879
James N. Meek, CFO (2)	2005	$35,000	$25,607	$52,550	$113,157

Raymond K. De Motte, CEO	2004	$45,500	$—	$39,120	$84,620
James N. Meek, CFO (3)	2004	$—	$—	$—	$—

(1)	The figure in the “Bonus” column includes $85,000 paid in February 2007.
(2)	The figure in the “Bonus” column includes $25,000 for 2005 and $25,000 for 2006, paid in March 2007.
(3)	Mr. Meek’s employment began September 1, 2005.

Raymond K. De Motte Employment Agreement

Sterling Mining entered into an employment agreement with Raymond K. De Motte, Sterling Mining’s President and Chairman of the Board, on January 1, 2004. The agreement has a ten-year term. The annual salary under the agreement is presently $120,000, and may be adjusted at the discretion of the Board of Directors. The agreement also provides for standard health insurance and vacation benefits. The agreement provides for payment of a vehicle allowance that Mr. De Motte has waived to date, but which may be paid in the future upon Mr. De Motte’s request and approval of the Board. Mr. De Motte is entitled to receive each year stock options on 100,000 shares of Sterling Mining common stock under his employment agreement, but no stock plan has been adopted to date and no options issued to Mr. De Motte. The agreement also provides for a single lump-sum payment of $600,000, net of taxes, in the event Mr. De Motte’s employment is terminated by Sterling Mining for reasons other than cause, or if Mr. De Motte terminates his employment for good reason (as defined in the agreement). In addition, pursuant to his employment agreement Mr. De Motte is entitled to put all of his Sterling Mining stock to Sterling Mining for an aggregate amount of $200,000 or the aggregate market price of such stock, whichever is greater. In the event Mr. De Motte’s employment is terminated for cause, or if he resigns for reasons other than a good reason, then Mr. De Motte is entitled to a single lump-sum payment, net of taxes, of $100,000.

James N. Meek Employment Agreement

During 2005, Sterling Mining entered into an Employment Agreement with James N. Meek, who was elected and appointed Vice President and Chief Financial Officer for Sterling Mining in 2005. The agreement is for a term of three years, expiring on September 1, 2008, and the current annual salary is $180,000, and may be adjusted at the discretion of the Board of Directors. The agreement also provides for standard health insurance and vacation benefits. The agreement provides for payment of a vehicle allowance that Mr. Meek has waived to date, but which may be paid in the future upon Mr. Meek’s request and approval of the Board. As provided in his employment agreement, Mr. Meek earned a bonus of $25,000 in 2005 when Sterling Mining filed its registration statement on Form 10 with the Securities and Exchange Commission and earned an additional bonus of $25,000 in 2006 when quotations for the common stock of Sterling Mining were approved for publication on the OTC Bulletin Board, but payment of these bonuses was not made until 2007 when the Board determined there was sufficient capital to make the expenditures. Mr. Meek’s agreement further provides that a bonus of $20,000 will be paid when Sterling Mining files an application for listing on the American Stock Exchange and a bonus of $50,000 will be paid when Sterling Mining is approved for trading on the American Stock Exchange. Mr. Meek is entitled to receive each year stock options on 100,000 shares of Sterling Mining common stock under his employment agreement, but no stock plan has been adopted to date and no options issued to Mr. Meek. Discretionary performance bonuses may be awarded as determined by the Board.

Equity Awards and Benefits in 2006

Neither the CEO nor the CFO exercised any stock options or realized any monetary amount on stock rights or awards during 2006. Sterling Mining did not have any stock options or stock awards outstanding at the end of 2006 held by the CEO or CFO. In September 2006, the Board of Directors adopted an Employee Stock Purchase Plan and Equity Incentive Plan, in each case subject to stockholder approval. No awards have been granted under either plan, and Sterling Mining will submit each plan to its stockholders for approval at the next annul meeting of stockholders to be held in the spring of 2007.

Nonqualified Deferred Compensation

Raymond K. De Motte Employment Agreement

Under his employment agreement, Mr. De Motte is entitled to receive a single lump-sum payment of $600,000, net of taxes, in the event his employment is terminated by Sterling Mining for reasons other than cause, or if Mr. De Motte terminates his employment for good reason as defined in the agreement, which includes a change in control of Sterling Mining. In addition, pursuant to his employment agreement Mr. De Motte is entitled to put all of his Sterling Mining stock to Sterling Mining for an aggregate amount of $200,000 or the aggregate market price of such stock, whichever is greater. Based on a market price of $3.15 at December 31, 2006, the amount that would have been paid for 153,686 shares of common stock owned by Mr. De Motte would be $484,111. In the event Mr. De Motte’s employment is terminated for cause, or if he resigns for reasons other than a good reason, then Mr. De Motte is entitled to a single lump-sum payment, net of taxes, of $100,000. In the event termination is a result of disability, Mr. De Motte would receive full salary for three months, one-half salary for an additional three months, and payment of health insurance premiums for 12 months. Based on his current level of compensation, the aggregate payments on termination for disability would be $47,808.

James N. Meek Employment Agreement

Under his employment agreement, if Mr. Meek is terminated without cause or if there is a change in control of Sterling Mining, he is entitled to receive 36 months of salary, any stock options granted will vest immediately, he will receive a payment equal to 100% or the greater of any target bonus or bonus actually earned during the preceding 24-month period, and he will receive payment of health insurance premiums for a period of two years. On a change in control Mr. Meek will also receive an additional bonus equal to 40% of his salary and receive additional equity equivalent to the type an amount of equity held prior to the change in control. Mr. Meek does not have any stock options at present. Based on his current compensation arrangement, he would receive $616,476 if terminated without cause, and $686,476 plus 20,000 shares of common stock if there is a change in control. For the purpose of calculating such payments, all Federal and State taxes and Federal excise taxes shall be grossed-up such that Mr. Meek receives the amount specified after all taxes have been paid.

Director Compensation

The following table shows compensation paid or accrued for the last fiscal year to Sterling Mining’s directors.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Total ($)
Raymond K. De Motte (1)	2006	$16,504	$16,504
Carol Stephan (1)	2006	$16,504	$16,504
Kevin G. Shiell (1)	2006	$16,504	$16,504
David J. Waisman (1)	2006	$16,504	$16,504
Roger A. VanVoorhees	2006	$10,672	$10,672
J. Kenney Berscht	2006	$4,002	$4,002

(1)	These directors’ 2005 compensation of $16,504 was also paid in 2006.

In September 2006, the Board of Directors adopted a compensation plan for directors. Under the plan, each director receives as an annual fee $16,000 paid monthly in cash. In addition, Directors are compensated at a rate of $75 per hour for additional director work outside of the preparation for and attendance of Board meetings. As additional consideration for services in years prior to 2006, the Board approved a one time payment of $16,000 for each Director who served throughout 2005.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee formed in September 2006 are Carol Stephan, Roger A. Van Voorhees, and J. Kenney Berscht, and no other directors served on the Compensation Committee during 2006. No interlocking relationship exists between our Compensation Committee and the board of directors or compensation committee of any other company.

Prior to September 2006, executive compensation decisions were made by the entire Board. Raymond K. De Motte, a director and our President and Chief Executive Officer, and Kevin G. Shiell, a director and our Executive Vice President, participated in deliberations on executive compensation prior to the formation of the Compensation Committee. Mr. De Motte is a director and Chief Financial Officer and Mr. Shiell is a director and President of Kimberly Gold Mines, Inc.

Report of Compensation and Benefits Committee on Executive Compensation

Carol Stephan was the chairperson of the Committee and Roger A. Van Voorhees, and J. Kenney Berscht served on the Compensation Committee. The Compensation Committee was comprised solely of non-employee directors who were each: (i) independent as defined, (ii) a non-employee director for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, and (iii) an outside director for purposes of Section 162(m) of the Internal Revenue Code.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Carol Stephan, Chairperson
Roger A. Van Voorhees
J. Kenney Berscht

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2007, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Sterling, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Sterling, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Raymond K. De Motte	609 Bank Street; Wallace, ID 83873	153,686	*
James N. Meek	2201 N. Government Way; Coeur d’Alene, ID 83814	20,000	*
Kevin G. Shiell	2201 N. Government Way; Coeur d’Alene, ID 83814	167	*
Michael L. Mooney	2201 N. Government Way; Coeur d’Alene, ID 83814	21,060	*
Carol Stephan	2201 N. Government Way; Coeur d’Alene, ID 83814	68,375	*
David J. Waisman	2201 N. Government Way; Coeur d’Alene, ID 83814	11,000	*
Roger A. VanVoorhees (1)	2201 N. Government Way; Coeur d’Alene, ID 83814	2,236,509	6.7
J. Kenney Berscht	2201 N. Government Way; Coeur d’Alene, ID 83814	0	*
All executive officers and directors as a group (8 persons)		2,510,797	7.5

W.D. Goodfellow (2)	Box 36; Auckland, New Zealand	4,987,500	14.9
RBC Dominion Securities, Inc. (3)	Royal Bank Plaza, South Tower; Toronto, ON Canada	2,300,000	6.9
Goldman Sachs Canada, Inc. (4)	150 King Street, Suite 1201; Toronto, ON Canada	2,200,000	6.6

*	Less than 1%
(1)	Roger A. VanVoorhees total includes Warrants to purchase 33,796 shares at $3.75, expiring 06/30/2007, and Warrants to purchase 135,185 shares at $4.25, expiring 11/30/2007.
(2)	W.D. Goodfellow. Of this amount, 2,187,500 shares are issuable upon exercise of Warrants issued from 04/15/2007 to 09/27/2008, with exercise prices ranging from $2.25 to $8.42 per share.
(3)	RBC Dominion Securities includes Warrants to purchase 1,150,000 shares at $4.25, expiring 01/18/2009.
(4)	Goldman Sachs Canada includes Warrants to purchase 1,100,000 shares at $4.25, expiring 01/18/2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Committees

The Board has determined that Carol Stephan, David J. Waisman, Roger A. Van Voorhees, and J. Kenney Berscht, who constitute a majority of the board, are “independent directors” under the criteria set forth in Rule 4200(15) of the NASDAQ Marketplace Rules. The Board does not have a separately designated nominating committee, so the function of evaluating and nominating persons for election as directors is performed by the entire Board.

In September 2006, the Board formed the Compensation Committee, the current members of which are Carol Stephan (Chairperson), Roger A. Van Voorhees, and J. Kenney Berscht. The Board has determined that each of the members of the Compensation Committee is “independent” under the criteria set forth in Rule 4200(15) of the NASDAQ Marketplace Rules.

Also in September 2006, the Board formed the Audit Committee, the current members of which are J. Kenney Berscht (Chairperson), Carol Stephan, Roger A. Van Voorhees, and David J. Waisman. The Board has determined that each of the members of the Audit Committee is “independent” under the criteria set forth in Rule 4350(d) of the NASDAQ Marketplace Rules, and that at least J. Kenney Berscht is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

On October 12, 2006, Sterling Mining borrowed $35,000 from the spouse of Carol Stephan, and borrowed $75,000 from a company of which Ms. Stephan is an officer and director. The loans were unsecured, bore interest at the rate of 10% per annum, and were repaid in December 2006. The loans were made to provide Sterling Mining a capital bridge to other financing opportunities in late 2006 and early 2007. Although not required to be disclosed under Item 404 of Regulation S-K, the Board considered the transactions in evaluating the independence of Ms. Stephan and determined that the transactions did not give rise to a relationship or circumstance that could reasonably be expected to interfere with her exercise of independent judgment in carrying out her responsibilities as a director or member of any of the Board committees on which she serves.

Review of Transactions with Related Persons

The bylaws of Sterling Mining provide that it cannot enter into a “director’s conflict of interest transaction,” unless the transaction is approved through the designated “directors’ action” or “shareholders’ action.”

A director’s conflict of interest transaction is any a transaction effected or proposed to be effected by Sterling Mining, or by a subsidiary, in which

•

a director knows at the time of the commitment that he or she or a related person is a party to the transaction or has a beneficial financial interest in or so closely linked to the transaction and of such financial significance to the director or a related person that the interest would reasonably be expected to exert an influence on the director’s judgment if he or she were called upon to vote on the transaction; or

•

the transaction is brought, or is of such character and significance that it would in the normal course be brought, before the Board of Directors for action, and the director knows at the time of commitment that any of the following persons is either a party to the transaction or has a beneficial financial interest in or so closely linked to the transaction and of such financial significance to the person that the interest would reasonably be expected to exert an influence on the director’s judgment if he or she were called upon to vote on the transaction: an entity of which the director is a director, general partner, agent or employee; a person that controls, is controlled by, or is under common control with, an entity of which the director is a director, general partner, agent or employee; or, an individual who is a general partner, principal, or employer of the director.

A director’s conflict of interest transaction is effective if approved by “directors’ action,” which is approval by a majority (but not less than two) of the directors on a committee or, if there is no such committee, the Board of Directors who do not have a conflicting interest with respect to the transaction, or a familial, financial, professional, or employment relationship with the director the who does have a conflicting interest respecting the transaction, which relationship would, in the circumstances, reasonably be expected to exert an influence on the first director’s judgment when voting on the transaction. However, such approval is not effective unless the directors giving the required approval have been informed in advance of the nature and circumstances of the conflict of interest associated with the transaction.

A director’s conflict of interest transaction is effective if approved by “shareholders’ action,” which is approval by a majority of the outstanding shares entitled to vote that are not owned or controlled by directors or related persons who are subject to the conflict of interest. However, such approval is not effective unless the shareholders voting on the matter have been informed in advance of the nature and circumstances of the conflict of interest associated with the transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses billed by our principal accounting firm, Williams & Webster, P.S., for fees and expenses billed during fiscal years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Audit fees	128,781	79,269

Audit related fees
Total audit and related fees	128,781	79,269

Other consulting fees
Tax fees
Total fees	$128,781	$79,269

Audit related fees were for reviews of our filings on Form 10 for 2006 and 2005, meetings with the Board and executive officers, and work required by our filing a registration statement on Form 10.

Each of the permitted non-audit services has been pre-approved by the Board of Directors or the Chief Executive Officer pursuant to delegated authority by the Board of Directors, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

The Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more Audit Committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page F-1

Exhibits

Copies of the following documents are included as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation of the Sterling Mining Company, Limited dated February 21, 1903 (1)

3.2	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company, Limited filed April 15, 1952 (1)

3.3	Certificate of Amendment of Articles of Incorporation of Sterling Mining Company filed January 20, 1969 (1)

3.4	Articles of Amendment dated June 28, 2003 (1)

3.5	Bylaws (1)

3.6	Articles of Amendment dated December 30, 2005 (2)

3.7	Amended and Restated Bylaws (2)

10.1	Mining Lease and Agreement dated June 6, 2003 between Sunshine Precious Metals, Inc. and Sterling Mining Company (1)

10.2	“Equipment Purchase Agreement” dated October 18, 2003 between Sterling Mining Company and Sunshine Mining Company and American Reclamation, Inc. (1)

10.3	Mining Lease and Agreement dated February 4, 2004 between Chester Mining Company and Sterling Mining Company (1)

10.4	Mining Lease and Agreement dated February 25, 2004 between Mineral Mountain Mining and Milling Company and Sterling Mining Company (1)

10.5	Mining Lease and Agreement dated July 20, 2004 between Merger Mines Corporation and Sterling Mining Corporation (1)

10.6	Agreement dated September 16, 2004 between Metropolitan Mines Corporation, Limited and Sterling Mining Company (1)

10.7	Mining Lease Agreement effective June 30, 2002 between Jeremy King and Sterling Mining Company (1)

10.8	Mining Lease Agreement effective March 21, 2003 between Silver Bowl, Inc. and Sterling Mining Company (1)

10.9	Mining Lease Agreement effective March 21, 2003 between New Era Mines, Inc. and Sterling Mining Company (1)

10.10	Mining Lease Agreement between United Mines, Inc. and Sterling Mining Company (1)

10.11	Mining Lease dated April 23, 1996 between Sterling Mining Company (as lessor) and Silver Valley Resources Corporation (as lessee) (1)

10.12	Mineral Lease Agreement dated November 26, 2004 between Timberline Resources Corporation and Sterling Mining Company (1)

10.13	Mining Lease Agreement dated January 15, 2003 between James Ebisch and Ryan Reich as lessors and Sterling Mining Company as lessee. (1)

10.14	Memorandum of Understanding dated January 17, 2004 between Sterling Mining Company and Martin Bernardo Sutti Courtade (1)

10.15	Lease Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.16	Exploitation Agreement dated April 23, 2004 between Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.17	Letter of Intention dated May 19, 2004 entered into among Minera San Acacio, S.A. de C.V., Amado Mesta Howard, Martin Bernardo Sutti Courtade and Sterling Mining de Mexico, S.A. de C.V. (1)

10.18	Employment Agreement dated January 1, 2004 between Sterling Mining Company and Raymond De Motte # (1)

10.19	Form of Employee Non-Disclosure Agreement (1)

10.20	Commercial Lease between Silver Valley Capital, LLC and Sterling Mining Company (1)

10.21	Employment Agreement dated May 5, 2005 between Sterling Mining Company and Michael L. Mooney # (1)

10.22	Subscription Agreement dated July 12, 2004 between Mascot Silver-Lead Mines, Inc. and Sterling Mining Company (1)

10.23	Form of Stock Option Agreement of Sterling Mining Company (1)

10.24	Form of Stock Subscription Agreement (Non-U.S.) (1)

10.25	Form of Stock Subscription Agreement (U.S.) (1)

10.26	Amendment to Mining Lease and Agreement dated 15 February 2006 by and between Sunshine Precious Metals, Inc. and Sterling Mining Company (4)

10.27	New Jersey Camp Project Agreement (5)

10.28	Sterling Mining Company Form of Subscription Agreement (5)

10.29	Sterling Mining Company Form of Warrant for Offshore Offering (5)

10.30	Purchase and Sale Agreement with Essential Minerals Corporation dated October 20, 2006 (6)

10.31	Agency Agreement dated January 18, 2007 (7)

10.32	Form of Registration Rights Agreement dated January 18, 2007 (7)

10.33	Form of Warrant dated January 18, 2007 (7)

10.34	Form of Subscription Agreement (7)

10.35	Employment Agreement dated September 1, 2005 between Sterling Mining Company and James N. Meek # *

21.1	List of Subsidiaries (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

#	Denotes a management contract or compensatory plan.

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form 10 on December 14, 2005, File # 000-51669, and incorporated herein by reference.

(2)	Filed with the Company’s Amended Registration Statement on Form 10/A on February 13, 2006, File #000-51669, and incorporated herein by reference

(3)	Filed with the Company’s Annual Report on Form 10-K on April 17, 2006 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q on May 22, 2006 and incorporated herein by this reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q on August 14, 2006 and incorporated herein by this reference

(6)	Filed with the Company’s Current Report on Form 8-K on October 24, 2006 and incorporated herein by this reference

(7)	Filed with the Company’s Current Report on Form 8-K on January 22, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Coeur d’Alene, State of Idaho, on March 14, 2007.

STERLING MINING COMPANY

By	/s/ Raymond K. De Motte
Raymond K. De Motte,
Chief Executive Officer (Principal Executive Officer)

By	/s/ James N. Meek
James N. Meek,
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Raymond K. DeMotte	Date: March 14, 2007
Raymond K. DeMotte, Director

/s/ Kevin G. Shiell	Date: March 14, 2007
Kevin G. Shiell, Director

/s/ Carol Stephan	Date: March 14, 2007
Carol Stephan, Director

/s/ David J. Waisman	Date: March 14, 2007
David J. Waisman, Director

/s/ Roger A. VanVoorhees	Date: March 14, 2007
Roger A. VanVoorhees, Director

/s/ J. Kenney Berscht	Date: March 14, 2007
J. Kenney Berscht, Director

STERLING MINING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Sterling Mining Company

Coeur d’Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sterling Mining Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Mining Company as of December 31, 2006 and 2005 and the results of its operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 26, 2007

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$3,054,582	$1,270,849
Marketable securities	790,514	288,715
Accounts receivable	64,043	42,934
Notes receivable	—	25,000
Inventories	313,467	252,275
Prepaid expenses and deposits	225,787	82,645
Other current assets	242,211	58,581

Total current assets	4,690,605	2,020,999

INVESTMENTS
Investment in Chester Mining Company	2,808,238	16,975
Investments-other	782,253	707,878

Total investments	3,590,491	724,853

PROPERTY AND EQUIPMENT
Property, plant and equipment	11,720,178	506,240
Less accumulated depreciation	(72,603)	(38,392)

Total property and equipment	11,647,575	467,848

OTHER ASSETS
Prepaid leases	991,696	441,806

TOTAL ASSETS	$20,920,367	$3,655,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,464,102	$403,001
Accrued expenses	192,206	365,492
Notes payable-current portion	13,931	—
Unearned revenue	134,172	80,885
Other current liabilities	4,057,245	—

Total current liabilities	5,861,656	849,378

LONG-TERM LIABILITIES
Notes payable, net of current portion	519,763	—

Total long-term liabilities	519,763	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 40,000,000 shares authorized. 24,877,568 and 18,477,419 shares issued and outstanding respectively	1,243,878	923,871
Additional paid-in capital	32,674,757	16,871,941
Common stock issuable	400,000	—
Accumulated deficit	(19,955,554)	(14,725,159)
Accumulated other comprehensive income	175,867	(264,525)

TOTAL STOCKHOLDERS’ EQUITY	14,538,948	2,806,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,920,367	$3,655,506

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2006	2005	2004
REVENUES	$887,524	$491,716	$62,873

COST OF REVENUES (Exclusive of Depreciation Shown Separately Below)	956,263	362,758	57,060

COSTS AND EXPENSES
Exploration	3,701,487	2,794,511	3,223,737
Pre-production costs	—	124,029	—
General and administrative	1,902,427	1,223,312	1,657,933
Depreciation and amortization	34,211	21,881	15,038
Professional services	861,569	220,836	110,480

Total Expenses	6,499,693	4,384,569	5,007,188

LOSS FROM OPERATIONS	(6,568,432)	(4,255,611)	(5,001,375)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of investments	171,410	(78,356)	(466,246)
Interest and dividends	25,603	7,162	8,402
Interest expense	(62,676)	(42,901)	(79,150)
Gain (loss) on derivative instruments	(65,035)	—	—
Gain (loss) on exchange	(95,149)	(179,251)	8,662
Other income	1,362,416	—	—

Total Other Income (Expense)	1,336,570	(293,346)	(528,332)

LOSS BEFORE INCOME TAXES	(5,231,862)	(4,548,957)	(5,529,707)

INCOME TAXES	—	—	—

LOSS FROM CONTINUING OPERATIONS	(5,231,862)	(4,548,957)	(5,529,707)

GAIN (LOSS) FROM INVESTMENT IN CHESTER MINING COMPANY	1,467	—	—

NET LOSS	(5,230,395)	(4,548,957)	(5,529,707)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	440,393	(878,736)	(810,302)

COMPREHENSIVE LOSS	$(4,790,002)	$(5,427,693)	$(6,340,009)

Basic and Diluted Net Loss per Share	$(0.24)	$(0.26)	$(0.36)

Basic and diluted weighted average number of shares outstanding	21,907,400	17,461,808	15,298,200

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

STERLING MINING COMPANY AND SUBSIDIARY

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Issuable	Accumulated Deficit		Total
Balances, December 31, 2003	12,451,627	$622,581	$4,842,781	$—	$(4,646,495)	$1,424,513	$2,243,380
Issuances of common stock:
—for cash at an average of $3.23 per share less offering expenses of $208,195	523,125	26,156	1,453,767	—	—	—	1,479,923
—for services at an average of $6.04 per share	42,598	2,130	255,356	—	—	—	257,486
—for leases at an average of $7.31 per share	30,000	1,500	217,700	—	—	—	219,200
—for investments at an average of $12.67	80,000	4,000	1,244,620	—	—	—	1,248,620
—for accrued expenses at $0.99 per share	24,397	1,220	22,979	—	—	—	24,199
Retirements of common stock as follows:							—
—for investments at $10.00 per share	(100)	(5)	(995)	—	—	—	(1,000)
Stock option activity:							—
—granted for payment of expenses at $6.00 per share	—	—	517,690	—	—	—	517,690
—exercised at an average of $0.75 per share	672,809	33,640	470,967	—	—	—	504,607
—repurchased from option holders	—	—	(27,897)	—	—	—	(27,897)
Warrant activity:							—
—issued with common shares	—	—	604,348	—	—	—	604,348
—exercised at an average of $0.76 per share	2,234,672	111,734	1,585,035	—	—	—	1,696,769
—issued for payment of expenses	—	—	229,952	—	—	—	229,952
Net loss for the year ended December 31, 2004	—	—	—	—	(5,529,707)	—	(5,529,707)
Other comprehensive loss	—	—	—	—	—	(810,302)	(810,302)

Balances, December 31, 2004	16,059,128	802,956	11,416,303	—	(10,176,202)	614,211	2,657,268

Issuances of common stock:
—for cash at an average of $2.33 per share	325,000	16,250	633,750	—	—	—	650,000
—for services at an average of $3.32 per share	82,300	4,115	268,835	—	—	—	272,950
—for leases at an average of $3.91 per share	151,500	7,575	584,700	—	—	—	592,275
Stock option activity as follows:
—exercised at $0.75 per share	347,693	17,385	243,385	—	—	—	260,770
Warrant activity as follows:
—issued with common stock shares	1,470,477	73,524	3,518,476	—	—	—	3,592,000
—exercised at an average of $3.00 per share	69,444	3,472	204,860	—	—	—	208,332
Other adjustments	(28,123)	(1,406)	1,631	—	—	—	225
Net loss for the year ended December 31, 2005	—	—	—	—	(4,548,957)	—	(4,548,957)
Other comprehensive loss	—	—	—	—	—	(878,736)	(878,736)

Balances, December 31, 2005	18,477,419	923,871	16,871,941	—	(14,725,159)	(264,525)	2,806,128

Issuances of common stock:
—for cash
—for cash, with warrants attached at an average of $2.84 per share	4,180,401	209,020	7,865,443	—	—	—	8,074,463
—for investments	400,000	20,000	1,440,000	—	—	—	1,460,000
—for land	190,000	9,500	670,500	—	—	—	680,000
—for services	6,000	300	23,950	—	—	—	24,250
—for leases and equipment	290,000	14,500	1,080,500	—	—	—	1,095,000
—for commissions	296,530	14,827	—	—	—	—	14,827
—upon conversion of convertible debentures	288,594	14,430	860,570	—	—	—	875,000
—less financing costs	—	—	(449,913)	—	—	—	(449,913)
Stock option activity as follows:
—exercised at $0.75 per share	683,108	34,155	478,176	—	—	—	512,331
Warrant activity as follows:
—issued with common shares	—	—	3,795,636	—	—	—	3,795,636
—issued with convertible debentures	—	—	206,256	—	—	—	206,256
—issued with commission shares	—	—	(274,026)	—	—	—	(274,026)
—exercised at an average of $4.00 per share	17,500	875	69,125	—	—	—	70,000
Other adjustments	48,016	2,401	36,599	—	—	—	39,000
Common stock issuable	—	—	—	400,000	—	—	400,000
Net loss for for the year ended December 31, 2006	—	—	—	—	(5,230,395)	—	(5,230,395)
Other comprehensive income (loss)	—	—	—	—	—	440,393	440,393

Balances, December 31, 2006	24,877,568	$1,243,878	$32,674,757	$400,000	$(19,955,554)	$175,867	$14,538,949

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,230,395)	$(4,548,957)	$(5,529,707)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	34,211	21,881	15,038
Amortization of discount on debentures	—	—	—
Gain (loss) on investments	(171,410)	78,356	466,246
Gain (loss) on derivatives	65,035	—	—
Gain (loss) on foreign exchange	95,149	—	—
Miscellaneous equity adjustments	39,000	225	—
Common stock issued for lease expense	1,005,000	592,275	219,200
Common stock issued for general and administrative expenses	24,250	272,950	257,486
Gain on nonmonetary exchange	(1,297,778)	—	—
Payment of expenses with stock warrants	—	—	229,952
Payment of expenses with stock options	—	—	517,690
(Increase) decrease in:
Accounts receivable	(21,109)	(22,872)	20,098
Accounts receivable-related party	—	9,065	—
Notes receivable	25,000	(20,000)	(5,000)
Inventories	(61,193)	(163,501)	(88,774)
Prepaid expenses	(693,033)	7,962	(410,051)
Other current assets	(183,630)	17,732	(105,619)
Increase (decrease) in:
Accounts payable	1,061,102	322,787	54,921
Accounts payable-related party	—	—	(9,644)
Accrued expenses	(173,134)	(418,871)	(85,786)
Other current liabilities	157,245	80,885	—

Net cash used by operating activities	(5,325,690)	(3,770,083)	(4,453,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(371,105)	(50,922)	(509,721)
Proceeds from investments	355,245	205,555	199,585
Investment in property and equipment	(5,610,244)	(28,267)	(40,924)

Net cash provided (used) by investing activities	(5,626,104)	126,366	(351,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	11,278,196	4,242,000	2,084,272
Proceeds from exercise of stock options and warrants	582,331	469,102	2,201,376
Proceeds from notes payable	—	—	200,000
Payment of notes payable	—	(160,000)	(40,000)
Proceeds from debentures payable	875,000	—	—
Stock options purchased from option holders	—	—	(43,750)

Net cash provided by financing activities:	12,735,527	4,551,102	4,401,898

Net increase (decrease) in cash and cash equivalents	1,783,733	907,385	(403,112)

Cash beginning of period	1,270,849	363,464	766,576

Cash at end of period	$3,054,582	$1,270,849	$363,464

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$62,676	$124	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investments	$1,460,000	$—	$1,248,620
Common stock issued for equipment	$90,000	$—	$—
Common stock issued for accrued expense	$—	$—	$24,198
Common stock issued for commissions and convertible debt	$875,000	$—	$—
Common stock issued for land	$680,000	$—	$—
Investment in stock in exchange for forgiveness of debt	$33,875	$—	$—
Land purchase by accrued expense	$3,900,000	$—	$—
Land acquired through issuance of notes payable	$450,000	$—	$—
Retirement of common stock from investments	$—	$—	$1,000
Equipment acquired through issuance of notes payable	$83,694	$—	$—

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sterling Mining Company was incorporated in the State of Idaho on February 18, 1903, for the purpose of exploring and developing mineral properties through the sale, leasing or joint venture of such properties. The consolidated financial statements presented herein include those of Sterling Mining Company and its majority-owned subsidiary, Sterling Mining de Mexico S.A. de C.V., collectively herein referred to as “the Company.” Sterling Mining de Mexico S.A. de C.V. was incorporated in Mexico on February 27, 2004, to engage in the business of exploring and developing mining properties in Mexico.

The Company is engaged in the exploration of and mining of properties in the Coeur d’Alene Mining District region in North Idaho, in Montana and in the State of Zacatecas, Mexico.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2006, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $10,925.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the year because no policy on compensated absences had been adopted at December 31, 2006, and management has deemed that any liability arising from these provisions in the future would be immaterial.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. $2.77 million of the Company’s cash in U.S. bank accounts was not FDIC insured at December 31, 2006. The Company also maintains cash in a Mexican bank. The Mexican accounts, which had a U.S. dollar balance of $58,247 at December 31, 2006, one denominated in pesos and one denominated in U.S. dollars, are considered uninsured.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” See Recent Accounting Pronouncements.

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

The Company issued three convertible debentures in 2006 which gave rise to derivative instruments. Because all three debentures were converted to common stock during the year, there were no derivative instruments reported on the balance sheet at December 31, 2006.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of December 31, 2006, the Company had outstanding options, warrants and convertible debt for a total of 6,223,225 shares which were considered anti-dilutive.

Equity Method

The Company applies the equity method to account for investments for which it has significant influence upon the investee, according to APB Opinion 18 and subsequent pronouncements. During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. The value of the Company’s investment in Chester Mining Company increased to approximately $2.8 million during 2006. Sterling owns 43% of the voting shares of common stock issued and outstanding by Chester. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $1,781,085. Consequently, management considers $ 1,781,085 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological assessments using current operating costs, metals prices and, when applicable, on third-party audits of our reserves.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended December 31, 2006, 2005 and 2004 were $3,701,487, $2,794,511, and $3,223,737, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at December 31, 2006 represented supplies inventory in the U.S. and Mexico, minerals inventory in Mexico and silver coins and other inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the 20 year Barones lease which was prepaid in 2004 and is being amortized over the 20-year lease term. See Note 5.

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

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

At December 31, 2006, the Company had deferred tax assets, calculated at an expected rate of 34%, of approximately $4,860,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been recorded.

The Company’s deferred tax assets are estimated as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$14,290,000	$9,970,000

Deferred tax asset	$4,860,000	$3,390,000

Deferred tax asset valuation allowance	$(4,860,000)	$(3,390,000)

At December 31, 2006, the Company has net operating loss carryforwards of approximately $14,290,000 from U.S. operations, which expire in the years 2017 through 2026. The change in the allowance account from December 31, 2005 to December 31, 2006, was approximately $1,470,000.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement.” Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations when FAS 157 becomes effective, after November 15, 2007.

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

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143,” (hereinafter “FIN No. 47”). FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Management does not believe the adoption of this statement impacts these consolidated financial statements. However, recognition of asset retirement obligation liabilities may become necessary in the future.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” (hereinafter “SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Management does not expect the adoption of this statement to have a material impact on its future consolidated financial position or results of operations, based upon the Company’s history of transactions and exchanges of property.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period financial statement presentation. This reclassification has not resulted in changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition Policy

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is considered probable. The passing of title to the customer is based on terms of sales contracts. Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments. The Company recognizes revenue from coin sales when title passes, which is typically when cash is received in exchange for the coins. When the Mexican subsidiary sells precipitate, revenue is recognized when payment is reported by the refining plant. Advance payments are recorded as deferred revenue.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the years ended December 31, 2006 and 2005, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for- sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost bases of specific investment accounts.

Certain “long-term investments” are in companies with very limited volume and stable trading prices. Thus, fair market values tend to shift only fractionally. Other investments are in options and warrants, which are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. In 2006, the volatility ranged from 47% to 158%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The changes in marketable securities, long-term investments, and investments-other during the twelve months ended December 31, 2006 and 2005, are as follows:

12 Months ended December 31, 2006	Fair Value at Dec. 31, 2005	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at Dec 31, 2006
Investments Long-Term	$335,389	$33,875	$(14,666)	$77,732	$—	$432,329
Investment in Chester Mining Company	46,150	2,775,585	—	(14,942)	—	2,808,238
Investments Other	343,314	125,393	(108,081)	(10,702)	—	349,924

Total-Investments	724,853	2,934,853	(122,747)	53,533	—	3,590,491
Marketable Securities	288,715	282,641	(106,260)	388,327	(62,908)	790,514

Total-Marketable Securities and Investments	$1,013,568	$3,217,494	$(229,008)	$440,393	$—	$4,381,005

12 Months ended December 31, 2005	Fair Value at Dec. 31, 2004	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at Dec. 31, 2005
Investments Long-Term	$772,633	$388	$(742)	$(436,890)	$—	$335,389
Investment in Chester Mining Company	28,000	4,008	—	14,142	—	46,150
Investments Other	658,420	—	—	(156,454)	(158,652)	343,314

Total-Investments	1,459,053	4,396	(742)	(579,202)	(158,652)	724,853
Marketable Securities	666,241	46,525	(105,860)	(318,192)	(15,796)	288,715

Total-Marketable Securities and Investments	$2,125,294	$50,921	$(106,602)	$(878,736)	$(177,310)	$1,013,568

The value of the Company’s marketable securities and long-term investments increased during the period from December 31, 2005 to December 31, 2006, primarily due to the acquisition of shares in Chester Mining Company and also due to an increase in the market prices for small-cap stocks in the precious metals industry. Marketable securities increased by approximately $502,000 and long-term investments increased by approximately $97,000. The Company adjusts the value of its securities to current market prices at the end of each reporting period.

The value of the Company’s investment in Chester Mining Company increased to approximately $2.8 million during 2006. Sterling owns approximately 43% of the voting shares of Chester Mining Company’s common stock issued and outstanding at December 31, 2006. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $1,781,085. Consequently, management considers $ 1,781,085 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired.

The value of other investments which include stock purchase options and stock purchase warrants also increased during the period from December 31, 2005 to December 31, 2006 by approximately $7,000. The Company adjusts the balance of its options and warrants at the end of each reporting period using the Black-Scholes options pricing model. The values of these instruments are expected to decrease over time as their expiration dates approach. However, the valuations are subject to market prices, and there may be periods in which the values of certain instruments rise. During 2006, 1,080,380 warrants were acquired, 43,437 warrants were exercised, and 10,000 warrants expired.

NOTE 4 – PROPERTY AND EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation are three to ten years.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The following summarizes capitalized equipment and accumulated depreciation:

	December 31, 2006	December 31, 2005
United States:
Land	$6,684,076	$—
Projects in progress	4,049,792	—
Mining equipment	411,059	411,059
Automobile	49,138	21,260
Office equipment	64,718	28,125
Other equipment	8,517	8,517

	11,267,301	468,961
Less: accumulated depreciation	(58,994)	(32,757)

	11,208,307	436,204

Mexico:
Office equipment	39,532	37,279
Crusher	413,346	—

	452,878	37,279
Less: accumulated depreciation	(13,609)	(5,635)

	439,269	31,644

Total :	$11,647,575	$467,848

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $34,211, $21,881 and $15,038, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts, or other acceptable measures. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Galena-East/West Claims

The Company owns, by right of location, 17 unpatented mining claims in the Coeur d’ Alene Mining District Region which are adjacent to the Galena Mine property of U.S. Silver. In 1996, a 20-year lease was signed on the claim group which requires payment to the Company of an annual royalty of $4,200 and a 15% net profit interest.

Chester Group of Mining Claims

On February 4, 2004, the Company leased the Chester Group which consists of nine patented mining claims and a  1/3 interest in four other patented mining claims that are adjacent to the mining claims of the Sunshine Mill. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $600 per month until such time as a royalty of 4% on net returns or a royalty of 20% of net profits is payable. The Company is also obligated by the lease to issue to Chester Mining Company 50,000 shares of restricted Sterling Mining Company common stock on each anniversary date that the lease is in effect. In 2006, the Company acquired an ownership of 43% of Chester’s voting stock, giving Sterling significant influence in Chester Mining Company. In 2006, the Company began using the equity method to account for its investment in Chester.

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

During 2006, the Company entered into an option agreement with Silver Fields (formerly Red Lake Resources) regarding the JE prospect. Under the terms of the agreement, Silver Fields may earn a 75% interest in the property for cash payments totaling US $300,000, the issuance of 500,000 common shares of Silver Fields common stock to Sterling and $600,000 work commitment for exploration during the next three years. Sterling will retain a 25% interest and a 2.5% net smelter return. After Red Lake has completed its earn-in, Sterling may maintain or increase its 25% carried interest by participating in future exploration and development.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Merger Mines Mining Claims

The Company leased the Merger Mines group of thirty five patented mining claims that are adjacent to the mining claims of the Sunshine Mine on July 6, 2004. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $2,500 per year until such time as a royalty of 5% on NSRs is payable. The advance royalty increases to $5,000 per year at the beginning of the sixth year, increases to $7,500 per year at the beginning of the eleventh year, and increases to $10,000 at the beginning of the twenty-first year. The Company also issued to Merger Mines Corporation 20,000 shares of restricted Sterling Mining Company common stock as required by the lease at the beginning of the lease term. The Company is required to perform certain exploration activities during the first 18 months with minimal costs to be incurred of $25,000, during the second 18 months with minimal costs to be incurred of $100,000, and following the first 36 months a minimum of $25,000 per year.

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

Northwest Montana Group Claims (“Timberline Resources”)

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

Rock Creek

The Company leased twenty six unpatented claims and one patented claim. The Rock Creek (Idaho) lease was signed by the Company on March 1, 2006, with a term of 25 years, with a 25% net profits royalty and an advance minimum royalty of $500 per month applied against net profits royalty when operational. Contained within the lease is a work commitment of $50,000 per every 5-year period. As part of the lease transaction, the Company issued to Rock Creek 20,000 shares of Sterling stock and 500,000 Rock Creek shares were issued to Sterling. Sterling is obligated to pay all future taxes relating to the leased property and Sterling may cancel the lease with 30 days notification.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Other U.S. Exploration Prospects

The Company has numerous exploration prospects held by ownership, lease or lease option in the states of Idaho and Montana comprising over 4,000 acres of unpatented mining claims. Generally mining properties are leased for 10 to 25 year terms with a net smelter return of 1% to 2%, or an operating profit interest up to 50% due to the owner. Owned properties are unpatented mining claims subject to the paramount title of the federal government, subject to annual work requirements and annual fees.

Sterling Mining De Mexico, S.A. De C.V. Properties

The Company formed Sterling Mining De Mexico, S.A. De C.V. in February, 2004, to engage in the exploration and exploitation of silver minerals in Mexico. Sterling Mining De Mexico is a 99% owned subsidiary of Sterling Mining Company. As of December 31, 2006, the Company had invested approximately $4.33 million USD in its Mexican subsidiary, of which a significant portion has been used to lease and construct the Barones plant and acquire the following silver bearing mineral concessions and leases near the plant.

These properties include:

Barones Lease

The Barones property is located approximately three kilometers northeast of the city of Zacatecas, in the state of Zacatecas, Mexico. The Barones project consists of a vat leach plant for the treatment of silver bearing tailings at the plant site and silver bearing minerals from other properties near the site. The property consists of approximately five hectares (12 acres). The lease agreement requires payments of 50% of net profits up to a maximum of $4.55 million USD. Payments are in shares of the Company’s common stock at a price of $10.00 USD per share.

San Acacio Lease

The San Acacio lease is located approximately five kilometers northeast of the City of Zacatecas and two kilometers from the Barones Plant. The property consists of approximately ten exploitation concessions containing approximately 745 hectares (1,840 acres).

Other Mexico Mineral Concessions

Sterling Mining De Mexico, S.A. De C.V. holds several exploration mineral concessions that are situated approximately 60 kilometers to the southeast of the city of Zacatecas. These include the Tesorito Group, the Esperanza Group, the La Aventurera Group and the Bolshoi. These properties comprise approximately 5,000 hectares (12,350 acres). Properties include La Blanca, Cuauhtemoc, Bilbao, Arturo, La Leona, Pinos, and Pico de Treyo.

In 2006 the Company entered into an agreement with Silver Fields (formerly Red Lake Resources) regarding the Bolshoi property. Silver Fields has the right to earn a 100% interest in the Bolshoi Property. The agreement requires Red Lake to make total payments to Sterling of $75,000 USD, issue 400,000 shares, and complete $300,000 USD in exploration over a period of 3 years. The property is subject to a royalty of 2.5% of net smelter returns. This agreement has since expired.

The Company entered into an agreement with Chester Mining Company regarding the Tesorito Group. The Company sold 50% of its interest in the Tabasquena Mine (Tesorito) in Mexico for 600,000 restricted common shares of Chester Mining Company, as disclosed in the Company’s Form 10-Q filed on November 15, 2006.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 6 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2006, the Company received loans from various related parties. All loans were paid in full by December 31, 2006.

In December of 2006, the mine manager of the Mexican subsidiary purchased in advance three lots of precipitate. The terms of the sale are identical to the terms of sales to the refinery.

NOTE 7 – COMMON STOCK

During the year ended December 31, 2006, the Company issued 6,400,149 shares of common stock as follows; 4,180,401 shares with warrants attached for cash of $11,869,099, 400,000 shares in exchange for equity investments; 190,000 shares for land; 6,000 shares for services; 290,000 shares for leases and equipment; 296,530 shares for commissions; 288,594 shares upon the conversion of debentures; 683,108 shares upon the exercise of options; 17,500 shares upon the exercise of $4.00 warrants and miscellaneous equity adjustments of 48,016 shares.

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

During the year ended December 31, 2006, 683,108 stock options were exercised for cash proceeds of $512,331. There were no stock options granted during 2006.

During the year ended December 31, 2005, 347,693 stock options were exercised for cash proceeds of $260,770. There were no stock options granted during 2005.

During the year ended December 31, 2004, the Company granted 100,000 options with an exercise price of $6.00 and an expiration date of June 6, 2006 for consulting services. The fair value of the options was estimated on the date of issuance at $517,690 using the Black-Scholes option pricing model. The following assumptions were made in estimating the options’ fair value: a risk free interest rate of 2.70%, volatility of 154.22%, an expected life of 2 years, and no dividend yields. Also, during the year ended December 31, 2004, 424 options valued at $93 expired and 672,809 options were exercised for cash of $504,607.

At December 31, 2006, the Company had 25,000 options at $0.75 outstanding with an expiration date of June 6, 2008.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Following is a summary of stock option activity during the years ending December 31, 2004, 2005 and 2006:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	1,821,700	$0.75
Granted	100,000	6.00
Exercised	(672,809)	0.75
Expired	(424)	0.75
Purchased from option holders	(65,000)	0.75

Options outstanding at December 31, 2004	1,183,467	1.19

Granted	—	—
Exercised	(347,693)	0.75
Expired	—	—

Options outstanding at December 31, 2005	835,774	1.38

Granted	—	—
Exercised	(683,108)	0.75
Expired	(127,666)	4.86

Options outstanding at December 31, 2006	25,000	$0.75

NOTE 9 – COMMON STOCK WARRANTS

During the year ended December 31, 2006, the Company granted 5,205,408 warrants with exercise prices ranging from $2.60 to $8.42 and expirations at various dates through 2008. The total value of the warrants was $3,795,636 as determined by a Black Scholes pricing model.

During the year ended December 31, 2005, the Company granted 1,018,317 common stock warrants with exercise prices ranging from $2.25 to $5.00 and expirations at various dates through 2008. The total Black Scholes value of the warrants issued was estimated at $577,754. During 2005, the Company cancelled 150,000 previously issued warrants. These warrants were replaced with 100,000 warrants at a reduced exercise price and a prolonged exercise term. Based upon a comparison of the fair value of the modified award with the fair value of the award immediately before the modification, an adjustment was deemed unnecessary.

During the year ended December 31, 2004, the Company granted 374,178 common stock warrants with exercise prices ranging from $1.93 to $7.00 and expirations at various dates through 2008. The total value of the warrants issued was estimated at $834,300.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Following is a summary of stock warrant activity for the years ended December 31, 2005 and 2006:

	Common Shares Under Warrants	Exercise Price Per Share	Fair Value Per Share At Grant Date	Expiration Date
Outstanding at December 31, 2004	500,889	$5.43	$3.50 - $13.40	1/05 - 5/08

Warrants issued in connection with sale of common stock	1,018,317	$3.03	$2.25 - $5.00	3/06 - 2/08
Warrants issued as replacement for cancellation	100,000	$3.50	$3.60	2/07
Warrants exercised	(69,444)	$3.00	$3.00	1/07
Warrants expired	(256,445)	$1.00	$3.00 - $7.00	6/05 - 9/05
Warrants cancelled	(150,000	$7.00	$2.12	2/07

Outstanding at December 31, 2005	1,143,317	$3.12	$2.25 - $7.00	2006-2008

Warrants issued in connection with sale of common stock	5,205,408	$4.67	$3.50-$8.42	2007-2008
Warrants exercised	(17,500)
Warrants expired	(113,000)	$4.73	$0.03-$1.97	2006

Outstanding at December 31, 2006	6,218,225	$4.09	$0.14-$5.40	2007-2008

The weighted average fair value of warrants granted during the years ended December 31, 2006 and 2005 was $0.70, and $0.47.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below:

Mineral Leases	Production Royalties Payable (1)	2007 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	12,500
Jestec	Yes	15,000
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	150,000
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources	Yes	20,000
Rock Creek-Idaho	Yes	6,000

(1)	All leases are subject to production royalties.
(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 225 months. There are no annual lease fees.
(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.
(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on June 1, 2007.
(5)	San Acacio production royalties are not payable to lessor, but are payable to third parties.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $1,250 per month through September 2007. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $902 from December 2006 through November 2007.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2007	$405,176
December 31, 2008	425,176
December 31, 2009	450,176
December 31, 2010	450,176
December 31, 2011	450,176

Total minimum lease payments	$2,180,880

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

During 2005, two additional key employees were hired by the Company. Both key employees have employment agreements and received shares of common stock.

Contingent Liabilities

The Company has been named in legal proceedings. Management has not recorded a contingent liability for the following reasons:

As initially reported in our report on Form 10-Q for the quarter ended June 30, 2006, in September 2005 James D. Christianson and a small group of shareholders affiliated with Mr. Christianson filed a lawsuit against two directors of the Company, Carol Stephan and Ray De Motte, in the United States District Court, Western District of Washington at Tacoma, Case No. CV05-5590 RBL. The plaintiffs requested permission to amend the original complaint to add claims against the Company. During the second quarter of 2006 the motion was approved and the Company was added as a party. The Company subsequently filed a motion to dismiss the complaint on the grounds that the complaint fails to state a viable claim against Sterling Mining even if the alleged facts are taken as true, which motion is pending. In a separate motion, a director moved to change the venue of the lawsuit from Washington to Idaho, which motion was granted September 21, 2006. Trial is scheduled to begin June 10, 2008, in the United States District Court for the District of Idaho, Case No. CV06-429-N-EJL. The Company and the other parties have been ordered by the Court to attend mediation to attempt to voluntarily resolve the claims asserted in this matter.

The Company does not consider the matter to be material. Management believes that the case is without merit and that any liability resulting from the case is neither estimable nor probable. The Company intends to aggressively defend itself in this matter unless an acceptable settlement can be achieved. If the litigation does proceed, the Company intends to assert counterclaims against Mr. Christianson alleging, among other things, that Mr. Christianson made certain material misrepresentations and omitted material information in conjunction with soliciting the purchase of Company stock, and engaged in other conduct to the Company’s detriment.”

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. The Company has paid property taxes in arrears for the years 1999 through 2004. Estimated tax liabilities including penalties and interest outstanding at December 31, 2006 are shown below:

Tax Year:
2005	$37,762
2006	38,400
Accrued Penalties and Interest	5,378

Balance, December 31, 2006	$81,540

The Company has corrected some earlier payroll tax and information returns, and has accrued a liability for taxes and penalties that may result from the underpayment of those taxes. There may be other penalties the Company has not sufficiently provided for, and the Company expects to pay those penalties if they are assessed. Any further assessments are not expected to be material to the Company and its estimates.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 11– SEGMENT REPORTING

The Company began developing in two business segments during 2004. One segment is the exploration and mining segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the U.S. in this segment and is preparing the Sunshine mine for production. The Company’s other segment is the Mexico segment, which includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition and exploration of mineral properties in Mexico and has been operating the Barones tailings project since mid-year 2005. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the twelve months ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Revenues:
United States	$58,359	$50,556	$62,873
Mexico	829,165	441,160	—

Total	$887,524	$491,716	$62,873

Income (loss) from operations
United States	$(5,756,871)	$(3,423,413)	$(3,795,756)
Mexico	(811,561)	(832,198)	(1,205,619)

Total	$(6,568,432)	$(4,255,611)	$(5,001,375)

Net Income (Loss)
United States	$(4,318,339)	$(3,537,508)	$(4,298,956)
Mexico	(912,056)	(1,011,449)	(1,230,751)

Total	$(5,230,395)	$(4,548,957)	$(5,529,707)

Identifiable Assets:
United States	$19,616,336	$2,833,503	$3,015,872
Mexico	1,304,031	822,003	665,975

Total	$20,920,367	$3,655,506	$3,681,847

Capital Expenditures:
United States	$10,752,510	$27,899	$22,987
Mexico	461,428	368	17,937

Total	$11,213,938	$28,267	$40,924

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 12 – NOTES PAYABLE

At December 31, 2006, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology for a land purchase and $83,694 to Microsoft Corporation for the purchase of computer hardware and software. Notes payable-current portion on the balance sheet is $13,931, the current portion of the Microsoft note. Notes payable-long term on the balance sheet is $519,763, the sum of the $400,000 Western Continental note, the $50,000 DMT note and $69,733, the long-term portion of the Microsoft note.

The notes payable have the following terms: The Western Continental note has a 7.25% interest rate, monthly interest payments of $2,417 and payment of the principal is due in full on November 6 of 2008. The DMT note has a maturity date of October 6, 2008, when the principal is due in full. The Microsoft Note has monthly payments of $50.00 per month for six months and then $2,803.05 for the succeeding 36 months. Interest and principal are scheduled to be paid in full on July 1, 2010. Each note is collateralized by the asset acquired.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 13 – SUBSEQUENT EVENTS

Investments

The Company made final payment of $3.9 million on January 22, 2007 to acquire the Big Creek tailings pond facility that the Company intends to use in conjunction with managing waste water from the Sunshine Mine and the operation of the ore concentrating mill for the mine. On January 23, 2007, the Company received the title documents and related instruments pertaining to the tailings pond property.

Financing

On January 18, 2007, the Company closed an $8,498,500 USD private placement offering to institutional and accredited investors consisting of 3,695,000 units at a price of $2.30 USD per unit. Each unit is comprised of one common share of Sterling and one common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.25 USD for 24 months following the closing date of the offering. Five of the investors are located in Canada and one in the United States. The shares of common stock, warrants, and common stock underlying have not been registered under the Securities Act of 1933, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The shares of common stock sold to the purchasers and the shares underlying the warrants will be registered for resale on a registration statement to be filed by Sterling in the United States. The offering was completed on a best-efforts basis with Blackmont Capital Inc. and TD Securities Inc. of Toronto, Canada, engaged as co-agents. In connection with the private placement, Sterling paid a cash commission of 7% of the gross proceeds of the private placement, and issued non-transferable compensation options to purchase 258,650 of units (equal to 7% of the units sold under the private placement), exercisable at $2.30 USD per unit for a period of 18 months after the closing date of the offering.

On February 20, 2007, the holder of 25,000 options, issued at $0.75 in 2003, exercised the options leaving the Company with no further outstanding options.

Joint Venture

In February 2006, the Company signed a letter of intent and is considering entering into a joint venture with Source Minerals of Vancouver, Canada regarding mining at the San Acacio property in Mexico. Source Minerals is a related party because one of Sterling’s directors is a director of Source Minerals.