Form 10-Q
period 2007-03-31
Sterling Mining CO
filed 2007-05-14
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,729,003 shares of common stock as of May 9, 2007.

STERLING MINING COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2007	December 31 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,975,902	$3,054,582
Marketable securities	1,073,379	790,514
Accounts receivable	20,874	64,043
Inventories	339,527	313,467
Prepaid expenses and deposits	520,343	225,787
Other current assets	185,069	242,211

Total current assets	4,115,094	4,690,605

INVESTMENTS
Investments in Chester Mining Company	2,859,510	2,808,238
Other investments	1,062,299	782,253

	3,921,809	3,590,491

PROPERTY AND EQUIPMENT, NET
Total property and equipment	13,888,699	11,647,575

OTHER ASSETS
Prepaid long-term leases	967,464	990,096
Other assets	18,252	1,600

TOTAL ASSETS	$22,911,318	$20,920,367

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,668,582	$1,464,102
Accrued expenses	249,040	192,206
Notes payable-current portion	18,574	13,931
Unearned revenue	173,000	134,172
Other current liabilities	—	4,057,245

Total current liabilities	2,109,196	5,861,656

LONG-TERM LIABILITIES
Notes payable, net of current portion	515,119	519,763

Total long-term liabilities	515,119	519,763

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 40,000,000 shares authorized, 28,768,568 and 24,877,568 shares issued and outstanding, respectively	1,438,428	1,243,878
Additional paid-in capital	40,869,077	32,674,757
Common stock issuable	—	400,000
Accumulated deficit	(22,337,436)	(19,955,554)
Accumulated comprehensive income	316,934	175,867

TOTAL STOCKHOLDERS’ EQUITY	20,287,003	14,538,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,911,318	$20,920,367

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2007	2006
	(unaudited)	(unaudited)
REVENUES	$191,337	$280,524
COST AND EXPENSES
Cost of revenues	248,161	224,448
Exploration	297,383	548,404
Mine rehabilitation	1,244,349	—
General and administrative	818,960	406,661
Depreciation and amortization	14,249	5,894
Professional services	127,812	92,969

Total expenses	2,750,914	1,278,376

LOSS FROM OPERATIONS	(2,559,577)	(997,852)

OTHER INCOME (EXPENSES)
Gain on investments	237,345	40,032
Interest and dividends	36,087	3,723
Interest expense	(16,585)	(8,329)
Gain (loss) on derivative instruments	—	(206,425)
Gain (loss) on exchange	(80,023)	(57,740)
Miscellaneous income	(746)	—

Total Other Income (Expense)	176,078	(228,739)

LOSS BEFORE INCOME TAXES	(2,383,499)	(1,226,591)
INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(2,383,499)	(1,226,591)

GAIN FROM INVESTMENT IN CHESTER MINING CO	1,616	—

NET LOSS	(2,381,882)	(1,226,591)

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on investments	141,067	447,701

COMPREHENSIVE LOSS	$(2,240,815)	$(778,890)

Basic and Fully Diluted Loss per Share	$(0.09)	$(0.06)

Basic and fully diluted weighted average shares outstanding	27,443,579	19,108,600

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381,882)	$(1,226,591)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,249	5,894
Gain (loss) on investments	(237,345)	(40,032)
Gain (loss) on derivatives	—	206,425
Expenses paid with stock	39,125	887,500
Exchange gain (loss)	80,023	—
(Increase) decrease in:
Accounts receivable	43,169	(37,862)
Inventories	(26,060)	(129,805)
Prepaid expenses	(271,923)	(865,612)
Other current assets	57,142	(84,746)
Increase (decrease) in:
Accounts payable	204,480	(84,568)
Accrued expenses	56,834	(176,065)
Other current liabilities	(102,525)	23,904

Net cash used by operating activities	(2,524,713)	(1,521,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(547,059)	(145,442)
Proceeds from investments	316,633	56,319
Investment in property, plant and equipment	(6,155,912)	(172,711)

Net cash provided (used) by investing activities	(6,386,337)	(261,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	7,813,620	1,360,000
Proceeds from exercise of stock options and warrants	18,750	13,500
Proceeds from notes payable	—	575,000

Net cash provided by financing activities:	7,832,370	1,389,374

Net increase (decrease) in cash and cash equivalents	(1,078,680)	165,108
Cash beginning of period	3,054,582	1,270,849

Cash at end of period	$1,975,902	$1,435,957

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$16,585	$8,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for leases	$156,500	$887,500
Common stock issued for land	$400,000	$—

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS, MARCH 31, 2007

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiary. Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2006, as it may be amended from time to time.

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with GAAP.

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the quarter because no policy on compensated absences had been adopted at March 31, 2007 and 2006, and management has deemed that any liability arising from these provisions in the future would be immaterial.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company also maintains cash in a Mexican bank. The Mexican accounts, one denominated in dollars and one denominated in pesos, are considered to be uninsured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” (See Recent Accounting Pronouncements.)

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks.

The Company has issued convertible debt and accounted for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognized the convertible debt contract as a derivative instrument and accounted for the derivative according to GAAP. The Company had no derivative instruments at March 31, 2007 or December 31, 2006.

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

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological assessments using current operating costs, metals prices and, when applicable, third-party audits of our reserves.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in the areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit, an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Exploration Costs

In accordance with GAAP, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at March 31, 2007 and 2006. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

Foreign Currency Transactions

The Company created a Mexican subsidiary during 2004 for the purpose of exploration and exploitation of silver bearing minerals in Mexico. The Company translates into United States dollars the assets and liabilities of its Mexico subsidiary according to GAAP. The Company translates into United States dollars the revenues, expenses, gains and losses of its Mexican subsidiary at the transaction date and records them according to GAAP. Management has concluded that for the purposes of financial reporting, the functional currency of the Mexican subsidiary is the United States dollar. Consequently, management uses the temporal method of foreign currency translation.

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at March 31, 2007 and 2006 represented supplies inventory in Mexico, minerals inventory in Mexico and silver coins and other inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums, pre-payment to the utility company, and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the Sunshine Mine lease and the 20 year Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term.

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

FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued FSP No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of Contingent Event.” FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur, and that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. FSP 123(R)-4 became effective when the Company adopted SFAS 123(R) and is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended March 31, 2007 and 2006, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended March 31, 2007, the average volatility ranged from 50% to 66%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 4.81% and 4.92% for the periods presented.

The changes in marketable securities, long-term investments, and investments-other during the three months ended March 31, 2007 are as follows:

Three Months Ended March 31, 2007	Fair Value at Dec. 31, 2006	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at March 31, 2007
Investments Long-Term	$432,329	$138,164	$—	$62,448	$—	$638,286
Investment in Chester	2,808,238	51,123	—	149	—	2,859,510
Investments Other	349,924	—	—	74,090	—	424,014

Total Investments	3,590,491	189,287	—	136,687	—	3,921,810
Marketable Securities	790,514	357,772	(65,074)	4,380	—	1,073,379

Total-Marketable Securities and Investments	$4,381,005	$547,059	$(65,074)	$141,067	$—	$4,995,189

At March 31, 2007, the total basis of marketable securities and investments was $4,678,256. Total accumulated unrealized gains were $316,934 and the total fair market value was $4,995,189.

At March 31, 2006, the total basis of marketable securities and investments was $1,394,829. Total accumulated unrealized gains were $183,176 and the total fair market value was $1,578,005.

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

At March 31, 2007, the Company had deferred tax assets, calculated at an expected rate of 34%, of approximately $5,670,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2007.

The Company’s deferred tax assets are estimated as follows:

	March 31, 2007	December 31, 2006
Net operating loss carryforward	$16,670,000	$14,290,000

Deferred tax asset	$5,670,000	$4,860,000
Deferred tax asset valuation allowance	(5,670,000)	(4,860,000)

Net deferred tax asset	$—	$—

At March 31, 2007, the Company has net operating loss carryforwards of approximately $16,670,000, which expire in the years 2017 through 2026. The change in the allowance account from December 31, 2006 to March 31, 2007 was approximately $810,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of silver coins for sale. Inventories in Mexico consist primarily of silver in precipitate form. Other components of inventory are gold in precipitate form as well as copper and thiosulfite used in the processing of mineral bearing ore. At March 31, 2007 and December 31, 2006 the Company reported the following inventories:

	March 31, 2007	December 31, 2006
United States
Coins, round and bullion	$61,957	$62,829
Pyromorphite	40,000	20,000
Supply inventory for the Sunshine Mine	31,471	58,456

US Total	$133,428	$141,375

Mexico
Silver and Gold precipitate	$147,158	$108,809
Supplies and other inventory	58,941	63,283

Mexico Total	206,099	172,092

Consolidated Total	$339,527	$313,467

At March 31, 2007 and December 31, 2006, the precipitate in Mexico was either on-site, in transit, or at the refinery.

Note 6: Commitments and Contingencies

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Lease:	Production Royalties Payable (1)	2007 Annual Lease Fees
Barones Plant (2)	Yes	$—

Chester Claim Group (3)	Yes	7,200

J.E. Prospect	Yes	12,500

Jestec	Yes	15,000

Merger Mines Claim Group	Yes	2,500

Metropolitan Mines Claim Group	Yes	12,000

Mineral Mountain Claim Group	Yes	3,600

San Acacio Concession	Yes	150,000

Sunshine Mine and Infrastructure, ARI Lease (4)	Yes	120,000

Timberline Resources (5)	Yes	20,000

Rock Creek – Idaho (6)	Yes	6,000

(1)	All leases are subject to production royalties.
(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.
(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.
(4)	Production royalties are not payable to lessor, but are payable to third parties.
(5)	Timberline annual lease fee of $20,000 commences on June 1, 2007.
(6)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

Other Leases

The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,763 per month through November, 2007.

The Company’s obligations under mineral agreements and office space operating lease agreements as of March 31, 2007 are as follows:

Year Ending:
December 31, 2007	$405,176
December 31, 2008	425,176
December 31, 2009	450,176
December 31, 2010	450,176
December 31, 2011	450,176

Total minimum lease payments	$2,180,880

Compliance with Environmental Regulations

The Company is subject to a variety of federal, state and local statues, rules and regulations designed to protect human health and the environment in the vicinity of its mining operations. Activities at the Company’s mining operations include continual efforts to meet or exceed these statutes, rules and regulations. These regulations include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility. The Company is diligently working with the regulatory agencies for the necessary environmental and bonding requirements to comply with the regulations.

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. The Company has paid all property taxes in arrears for the years 1999 through 2004. Estimated tax liabilities including penalties and interest outstanding at March 31, 2007 are shown below.

Tax Year:
2005	$37,762
2006	38,400
2007	12,661
Accrued Penalties and Interest	5,378

Balance, March 31, 2007	$94,201

The total liability for 2007 is expected to be $50,645.

Note 7: Notes Payable

At March 31, 2007, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase and $83,694 to Microsoft Corporation for the purchase of computer hardware and software. The notes payable current portion on the balance sheet is $18,574 representing the current portion of the Microsoft note. Notes payable long-term on the balance sheet is $515,119, the sum of the $400,000 Western Continental note, the $50,000 DMT note and $65,119 from the long-term portion of the Microsoft note.

The notes payable have the following terms: The Western Continental note has a 7.25% interest rate, monthly interest payments of $2,417, with payment of the principal due in full on November 6, 2008. The DMT note has a maturity date of October 6, 2008, when the principal is due in full. No payment is due until the maturity date. The Microsoft note has monthly payments of $50 for six months and then $2,803 for the succeeding 36 months. Interest and principal are scheduled to be paid in full on July 1, 2010. Each note is collateralized by the asset acquired.

Note 8: Common Stock, Options and Warrants

During the first quarter of 2007 the Company issued 3,891,000 shares of common stock as follows: 3,716,000 shares, with warrants attached, for $7,813,620; 50,000 shares for lease expense; 25,000 shares upon the exercise of stock options at $0.75 per share; and 100,000 shares for land. No warrants were exercised during the quarter and 3,979,900 warrants were granted. The warrants were valued at $2,327,790 at March 31, 2006 and the weighted average exercise price of the warrants is $4.12. The Company did not grant any options during the quarter.

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

During the year ended December 31, 2006 the Company did not grant any options.

During the year ended December 31, 2006, the Company granted 5,205,408 warrants with exercise prices ranging from $2.60 to $8.42 and expirations at various dates through 2008. The total value of the warrants was $3,795,636 as determined by a Black Scholes pricing model.

Note 9: Loss per Common Share

The Company is authorized to issue 40,000,000 shares of common stock, $0.05 par value per share, of which 28,768,568 shares were issued at March 31, 2007. The number of weighted average shares of common stock outstanding at March 31, 2007 is 27,443,579.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding March 31, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of March 31, 2007, the Company had issued and outstanding 10,101,990 warrants, and convertible debt that could be converted to 80,000 shares of common stock. Earnings would be fully diluted by 10,181,990 shares if the Company had earnings to report.

Note 10: Business Segments

The Company began reporting two business segments during 2004. One segment is the exploration and development segment in the United States of America. The Company engages in the acquisition, exploration and development of mineral properties in the U.S.A. in this segment.

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

The following table presents information about reportable segments for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Revenues:
United States	$7,982	$10,818
Mexico	183,355	269,706

Total	$191,337	$280,524

Income (loss) from operations
United States	$(2,370,812)	$(982,821)
Mexico	(188,765)	(15,031)

Total	$(2,559,577)	$(997,852)

Net income (loss)
United States	$(2,112,066)	$(1,193,954)
Mexico	(269,816)	(32,637)

Total	$(2,381,882)	$(1,226,591)

Identifiable assets:
United States	$21,814,863	$5,068,128
Mexico	1,096,455	601,765

Total	$22,911,318	$5,669,893

Capital expenditures:
United States	$2,036,507	$170,305
Mexico	219,405	2,406

Total	$2,255,912	$172,711

Note 11: Significant Customers

Sterling de Mexico, the Mexican subsidiary, has sold its precipitate to two refineries. During the three months ended March 31, 2007, all sales were to one refinery, Met-Mex Penoles.

Note 12: Subsequent Events

Source agreement approval in April 2007

In April 2007, the Company’s Board of Directors approved a memorandum of understanding to enter into a Joint Venture Agreement with Source Minerals of Vancouver, Canada regarding mining at the San Acacio property located near Zacatecas, Mexico. The terms of the agreement provides Source with a 75% interest in the San Acacio project subject to a non-refundable payment of $200,000, another payment of $200,000 after registering a final agreement with the Mexican authorities and a payment of $100,000 on the first and second anniversary of the agreement, for a total cash payment of $600,000. In addition to the cash payments, Source will also issue 3 million shares of common stock to Sterling Mining Company. One million shares vest immediately, one million shares vest on the first anniversary and one million shares vest on the second anniversary of the Agreement. Upon delivery of a 43-101 compliant scoping study by the end of the first year or expenditures of $1,000,000 USD, Source will earn an additional 15% interest in the project, bring their ownership to 90%. Source will reimburse Sterling Mining Company for all authorized expenditures charged to San Acacio after January 1, 2007. Source has a work commitment to expend two million dollars for the benefit of the San Acacio project over a three year period. The final agreement may be subject to regulatory approval.

Private Placement Offering in May 2007

On May 3, 2007, the Company closed a $180,000 private placement offering to a foreign investor consisting of 50,000 units (“Units”) at a price of $3.60 per unit. Each Unit is comprised of one common share of Sterling and one-half common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.50 for 24 months following the closing date of the offering.

In connection with the private placement, Sterling paid a finder’s fee of 6% of the gross proceeds of the offering in cash.

Exercise of Warrants

As previously reported, Sterling Mining Company closed an offering of common stock and warrants in January 2007, which was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The warrants sold included warrants to purchase common stock at an exercise price of $3.75 per share that will expire on the later of April 20, 2007 and 90 days following the effective date of a registration statement filed to permit resale of the common stock underlying the warrants. In April 2007, sixteen of the original investors exercised warrants to purchase a total of 100,046 common shares at a total purchase price of $375,172.50.

In April 2005, as previously reported by Sterling Mining Company, in an offshore transaction in reliance on Regulation S adopted under the Securities Act of 1933, a warrant to purchase 100,000 shares of common stock at an exercise price of $4.00 per share to a foreign investor. The warrant was exercised in full by the foreign investor on April 20, 2007. The shares issued on exercise of the warrant were issued in reliance on Regulation S.

Financing

On April 30, 2007, the Company closed a $1,800,000 private placement offering to a small group of institutional investors consisting of 500,000 units (“Units”) at a price of $3.60 per unit. Each Unit is comprised of one common share of Sterling and one-half common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.50 for 24 months following the closing date of the offering.

In connection with the private placement, Sterling paid a finder’s fee of 7% of the gross proceeds of the offering by issuing 35,000 units to Blackmont Capital Inc. and TD Securities Inc. of Toronto, Canada.

On May 3, 2007, the Company closed a $180,000 private placement offering to a foreign investor consisting of 50,000 units (“Units”) at a price of $3.60 per unit. Each Unit is comprised of one common share of Sterling and one-half common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.50 for 24 months following the closing date of the offering.

In connection with the private placement, Sterling paid a finder’s fee of 6% of the gross proceeds of the offering in cash.

Arturo Property Option Agreement

On May 9, 2007, the Company entered into an agreement with Silver Fields Resources Inc. by granting them an option to acquire an undivided 75% interest in the Arturo Property, consisting of exploration concessions covering 589.24 hectares, located in Zacatecas, Mexico. The agreement provides for cash payments of $85,000 over four years, issuance of 400,000 shares of Silver Fields Resources common stock to Sterling Mining Company over four years and minimum expenditures of $600,000 by March 2010. If and when the option is exercised, the parties will execute a Joint Venture Agreement for future exploration and development of the Property.

Beacon Light Property Option Agreement

On May 9, 2007, the Company entered into an agreement with Silver Fields Resources Inc. by granting them an option to acquire an undivided 75% interest in the Beacon Light Property, consisting of eleven mineral claims covering 220 acres, located in Shoshone County, Idaho. The agreement provides for cash payments of $75,000 over four years, issuance of 400,000 shares of Silver Fields

Resources common stock to Sterling Mining Company over four years and minimum expenditures of $115,000 by January 2010. If and when the option is exercised, the parties will execute a Joint Venture Agreement for future exploration and development of the Property.

Item 2:	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Statements contained in this Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk”, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2006. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Sterling Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

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

The average prices of silver (London Final) and gold (London Final) for the first three months of 2007 were $13.29 and $649.82 per ounce, respectively. The market prices of silver and gold on April 26, 2007 were $13.35 per ounce and $673.00 per ounce, respectively.

The Company’s operating mine is the Barones silver tailings project in Mexico. The Company is rehabilitating the Sunshine Mine in Idaho and expects to begin production in December 2007. The Company has exploration projects in Idaho, Montana, and Mexico.

Operating Highlights and Statistics

Results of Operations

At the Barones silver tailings project in Mexico, tons of ore processed in the first quarter was comparable to the first quarter of 2006. Cash cost per ounce increased due to decreased recoveries. Management anticipates that by bringing the crusher facility into operation in the second quarter of 2007, recoveries and profitability will improve. As of March 31, 2007, the jaw and cone crusher had been installed and remaining infrastructure was nearing completion. Expected start-up is mid-May. The Company is currently stockpiling San Acacio ore at the mill for processing once the crusher is fully operational.

The Company’s principal project is the Sunshine Mine in the State of Idaho. Management expects to begin production in December 2007. Rehabilitation and development of the Sunshine Mine during the first quarter of 2007 included approximately $4.1 million. Expenditures on the Sterling Tunnel were $1.2 million in the first quarter ended March 31, 2007, all of which was capitalized.

The 5,700 foot tunnel project was completed ahead of schedule. The tunnel begins on the west side of the Mine north of the Jewell Shaft at an elevation of 2,742 feet. It connects at a point approximately 1,200 feet below the surface of the Polaris Drift-Silver Summit Tunnel which continues another 5,850 feet to the Silver Summit Shaft on the east side of the mine and then another 5,225 feet to the Silver Summit portal, or east side mine entrance. Development on the Sterling Tunnel project was initiated in January of 2006 and will provide access to exploration drill stations, ventilation, a secondary escapeway and power distribution flexibility for the mine. The Company will continue underground diamond drilling from the Sterling Tunnel during the second quarter of 2007 to explore up-dip projections of major veins and un-mined areas of the upper Sunshine workings. The Company acquired the Big Creek tailings disposal facility which serves to impound mine waste water, when in production, and a portion of tailings not used in underground mining activities.

The Company hired twelve employees at the Sunshine Mine during the quarter bringing the total workforce to forty-two. Work focused on renovation of the Silver Summit hoist which will be followed by rehabilitation of the Silver Summit shaft to establish a secondary escapeway required by law for production from “lower country” areas of the mine. Additional priority activities included power distribution and pump column work in the Jewell Shaft to begin dewatering activities and starting rehabilitation work in the processing facility to meet the projected production schedule. The Company continued to order equipment and supplies to meet its ongoing development plan, subject to delivery delays which are considered common in the industry at present.

During January, the Company completed two private placement offerings. In the first offering, the Company sold 2,334,908 Units for a total purchase price of $6,304,250, netting approximately $5.8 million and in the second offering the Company closed an $8,498,500 private placement offering to institutional and accredited investors consisting of 3,695,000 Units, netting approximately $7.8 million. The funds from these offerings were primarily used for the purchase of the Big Creek tailings pond, $3.9 million, development of the Sterling Tunnel and other property, plant and equipment, $2.3 million and approximately $2.5 million was used for operations including mine rehabilitation, exploration, and administrative costs.

Exploration:

During the first quarter of 2007, Sterling Mining Company continued assessing its exploration properties in the state of Zacatecas, Mexico. The Company intends to enter into joint ventures, with other junior exploration companies, on several of its projects, while advancing other projects by itself. The Company is currently reviewing drilling proposals for the properties near Ojo Caliente and intends to make some decisions on furthering exploration in the near future.

Comparative Results of Operations

For the three Months Ended March 31, 2007 compared to three Months Ended March 31, 2006:

Revenues

Revenues from continuing operations in the first quarter of 2007 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico and coin sales in the USA. The Company reported revenues of $191,337 in the first quarter of 2007 and $280, 524 in the first quarter of 2006. Revenues in the first quarter in Mexico were $183,355 in 2007 and $269,706 in 2006. The decrease in revenue was due to fewer ounces sold in 2007 versus 2006 because of decreased recovery rates. Revenues in the first quarter in the USA were $7,982 in 2007 and $10,818 in 2006.

Costs and Expenses

The Company reported cost of revenues of $248,161 in the first quarter of 2007 and $224,448 in the first quarter of 2006. “Cost of sales and other production costs” in Mexico were $240,575 in the first quarter of 2007 and $218,045 the first quarter of 2006. The Cost of Revenues for coin sales in the U.S. were $7,586 in the first quarter of 2007 and $6,403 in the first quarter of 2006.

Other Income and Expenses

Other income and expense for the three months ended March 31, 2007 and 2006 was income of $176,078 and expense of $228,739, respectively. The largest component of income in the first quarter of 2007 was gain on the sale of equity investments. The largest component of expense in the first quarter of 2006 was loss on convertible debt derivative instruments.

Income Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling de Mexico has a net tax asset of IVA tax refundable in Mexico of approximately $175,000.

Income (Loss) From Continuing Operations

As a result of the above, the Company’s net loss from continuing operations amounted to net losses of approximately $2.4 million and $1.2 million in the first quarter of 2007 and 2006 respectively. The largest component of the loss in the first quarter of 2007 was mine rehabilitation expense. The largest component of the loss in the first quarter of 2006 was exploration at the Sunshine Mine.

Liquidity and Capital Resources

The Company’s cash balance at March 31, 2007 was approximately $2.0 million. During the first quarter of 2007, the Company closed on private equity offerings which provided approximately $7.8 million in cash. Of the $6.4 million used by investing activities, $3.9 million was used to acquire the Big Creek tailings pond and approximately $2.3 million was invested in the Sterling Tunnel, and other property, plant and equipment. Approximately $2.5 million was used for operations including mine rehabilitation, exploration, and administrative costs.

While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations through June of 2007, there can be no assurances that financing will be available when needed for the remainder of the year.

The financing requirements of the Company will grow as the Sunshine Mine project advances through the final stages of preparation for production. To achieve internal objectives and timetables will require significantly higher capital to advance the project. A shortfall in funding raised and/or a lack of significant cash flow from our Mexican operations would cause significant delays in our progress to re-open the Sunshine Mine, and determine the feasibility of a second production project in Mexico. There is no assurance the Company will be successful in its fund raising efforts in 2007, or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of the Company’s Mexican operations will be dependent on the profits and cash flow from our Mexican operations, results of economic and technical studies on our other projects and any exploration projects the Company may select for advancement.

Sterling’s recurring overhead will continue to increase and total operating cash expenses now average approximately $0.8 million per month. The Company will seek to cover the capital requirements by raising capital by debt, equity or other financing avenues or the sale of assets. If the Company is not successful in obtaining the necessary financing, operations may need to be delayed or curtailed.

Contractual Obligations, Contingent Liabilities and Commitments

The Company does not have any contingent liabilities to report. A presentation of the Company’s Contractual Obligations and Commitments can be found in Note 6 of this Form 10-Q.

Critical accounting policies and estimates

The Company has determined from the significant accounting policies as disclosed in our financial statements, that the following two disclosures are critical accounting policies.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are essential to the financial disclosure process in determining the reserves of ore bearing rock and the future liabilities for remediation and reclamation from mining activities. The Company used recognized outside consultants to determine the essential characteristics of the important determinants concerning the Company’s future actions in moving exploration stage properties through development into production. The estimates that the Company will develop are based upon the experience of these outside consultants and the Company’s experienced personnel. As the Company proceeds with the re-opening of the Sunshine Mine, all estimates will be reviewed on a timely basis to allow for the reporting of current and valid financial information. Management believes that all of the estimates currently being relied upon are valid and appropriate concerning the value of assets and liabilities. In the past, given the very limited operations of the Company, management has been fairly accurate as to the use of estimates and the timing of any changes.

Mineral Exploration and Development Costs

The Company has been engaged in exploration since its inception in 1998.

In accordance with GAAP, the Company expenses exploration costs as incurred. Significant property acquisition costs for undeveloped mineral interests that have significant potential to develop an economic ore body are capitalized. The Company will amortize the capital costs based on proven and probable ore reserves if an economic ore body is developed. If an economic ore body is not discovered previously capitalized costs are expensed in the period in which it is determined that the property does not contain an economic ore body. Costs to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and will be amortized on units of production basis over proven and probable reserves. Gains and losses on the sales or retirement of assets are recorded as other income or expense.

The Company expects to have reserves in the future on any development it deems commercially viable. The essential nature of any reserves acquired or discovered will be estimates based upon ore body information presented to and reviewed by professionals. The enterprise of exploration and mining are subject to substantial uncertainties in development and operations. The Company continues to recruit a team of operational professionals, with the highest standards for reporting always being in the forethought of management.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. The Company’s operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into American dollars.

Item 4	Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, the officers concluded at March 31, 2007, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, the officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As initially reported in our report on for 10-Q for the quarter ended June 30, 2006, in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company, Carol Stephan and Ray De Motte. Mr. De Motte is also an officer of the Company. The original complaint alleged, among other things, that De Motte and Stephan made misrepresentations and omitted information in connection with the plaintiffs’ purchases of stock in the Company and in other entities with which they alleged De Motte and/or Stephan are associated. The Company was not a party to the original complaint. Claims against several parties were dismissed without prejudice on jurisdictional grounds and venue of the case was later transferred to the Northern Division of the District of Idaho.

The plaintiffs requested, and were granted leave to amend their complaint, and their amended complaint included new claims against the Company and others. The plaintiffs’ amended complain asserts, with respect to the Company, that it and others made misrepresentations and omitted information in connection with the plaintiffs’ purchases of the Company’s stock. It asserts claims for civil RICO under Idaho law, and for securities fraud, misrepresentation and other causes of action. The Company and the other defendants responded by moving to dismiss the amended complaint on various grounds. The motions to dismiss remain pending. Plaintiffs have, in March 2007, filed a motion for a second amendment to their complaint adding several third parties. The court has not yet ruled on this motion. The parties will be participating in court ordered mediation during June 2007. If the case is not dismissed and settlement is not reached in the short term, the Company intends to aggressively defend and is likely to bring counterclaims against Mr. Christianson and the other plaintiffs. If trial is required, it is currently scheduled to begin on June 10, 2008.

Item 1A.	Risk Factors

Risks material to the business are disclosed under Part 1, Item 1A. Risk Factors in our annual report on Form 10-K filed on March 14, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007 the Company issued 50,000 shares of common stock according to the provisions of the Mining Lease and Agreement with Chester Mining Company.

On May 3, 2007, the Company closed a $180,000 private placement offering to a foreign investor consisting of 50,000 units (“Units”) at a price of $3.60 per unit. Each Unit is comprised of one common share of Sterling and one-half common share purchase warrant. Each warrant is exercisable for one common share at an exercise price of $4.50 for 24 months following the closing date of the offering.

In connection with the private placement, Sterling paid a finder’s fee of 6% of the gross proceeds of the offering in cash.

The private placement and warrants were made without registration in reliance on Regulation S adopted under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder based on the investors’ representations regarding residency and/or accredited investor status.

Proceeds from the private placement will be used to fund the ongoing rehabilitation and upgrade of the Sunshine Mine as part of Sterling’s mine plan to resume silver production there in December 2007 and for general working capital purposes.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

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

STERLING MINING COMPANY

	By:	/s/ Raymond DeMotte
Date: May 14, 2007		Raymond DeMotte, Chief Executive Officer

	By:	/s/ James N. Meek
Date: May 14, 2007		James N. Meek, Chief Financial Officer