Form 10-Q
period 2007-06-30
Sterling Mining CO
filed 2007-08-14
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 0-51669

STERLING MINING COMPANY

(Exact name of registrant as specified in its charter)

IDAHO	82-0300575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

609 Bank Street, Wallace, ID 83873

(Address of principal executive offices and Zip Code)

(208) 556-0227

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,237,202 shares of common stock as of August 9, 2007.

STERLING MINING COMPANY

Part I – Financial Information

Item 1 Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30 2007 (unaudited)	December 31 2006 (audited)
ASSETS
CURRENT ASSETS
Cash	$201,413	$3,054,582
Marketable securities	881,483	790,514
Accounts receivable	55,071	64,043
Inventories	429,523	313,467
Prepaid expenses and deposits	622,557	225,787
Other current assets	265,063	242,211

Total current assets	2,455,110	4,690,605

INVESTMENTS
Investment in Chester Mining Company	2,860,432	2,808,238
Long-term Investments and Other Investments	870,009	782,253

Total investments	3,730,441	3,590,491

PROPERTY AND EQUIPMENT
Property, plant and equipment	17,658,805	11,720,178
Less accumulated depreciation	(133,210)	(72,603)

Total property and equipment	17,525,595	11,647,575

OTHER ASSETS
Prepaid long-term leases	947,540	990,096
Other assets	12,911	1,600

TOTAL ASSETS	$24,671,597	$20,920,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,441,484	$1,464,102
Accrued expenses	409,399	192,206
Notes payable-current portion	27,862	13,931
Unearned revenue	89,000	134,172
Other current liabilities	—	4,057,245

Total current liabilities	2,967,745	5,861,656

LONG-TERM LIABILITIES
Notes payable	505,832	519,763

Total long-term liabilities	505,832	519,763

STOCKHOLDERS’ EQUITY
Common stock, $.05 par value; 80,000,000 shares authorized. 30,190,828, and 24,877,568 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,509,541	1,243,878
Additional paid in capital	45,764,694	32,674,757
Common stock issuable	—	400,000
Accumulated deficit	(25,876,562)	(19,955,554)
Accumulated comprehensive income	(199,653)	175,867

TOTAL STOCKHOLDERS’ EQUITY	21,198,020	14,538,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,671,597	$20,920,367

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	3 Months Ended June 30 2007 (unaudited)	3 Months Ended June 30 2006 (unaudited)	Six Months June 30 2007 (unaudited)	Six Months June 30 2006 (unaudited)
REVENUES	$854,151	$316,509	$1,045,488	$597,033

COSTS AND EXPENSES
Production costs applicable to sales	265,208	303,985	513,369	528,433
Exploration	642,663	1,151,966	940,046	1,700,370
Mine rehabilitation	1,751,972	—	2,996,321	—
General and administrative	1,731,038	479,316	2,677,810	885,977
Depreciation and amortization	46,358	26,356	60,607	32,250
Professional services	—	219,997	—	312,967

Total expenses	4,437,239	2,181,622	7,188,153	3,459,997

(LOSS) FROM OPERATIONS	(3,583,088)	(1,865,112)	(6,142,665)	(2,862,964)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	39,643	17,333	276,988	57,366
Interest and dividends	17,553	17,979	53,640	21,702
Interest (expense)	(18,566)	(19,410)	(35,151)	(27,739)
Gain (loss) on derivative instruments	—	146,958	—	(59,467)
Gain (loss) on exchange	6,394	63,960	(73,628)	6,220
Other income	—	—	(746)	—

Total Other Income (Expense)	45,024	226,820	221,103	(1,919)

LOSS BEFORE INCOME TAXES	(3,538,064)	(1,638,292)	(5,921,562)	(2,864,883)
INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(3,538,064)	(1,638,292)	(5,921,562)	(2,864,883)

GAIN (LOSS) FROM INVESTMENT IN CHESTER MINING COMPANY	(1,062)	—	554	—

NET LOSS	(3,539,126)	(1,638,292)	(5,921,008)	(2,864,883)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(516,587)	(279,641)	(375,520)	168,059

COMPREHENSIVE INCOME (LOSS)	$(4,055,713)	$(1,917,933)	$(6,296,528)	$(2,696,824)

Basic and Fully Diluted Loss per Share	$(0.12)	$(0.08)	$(0.20)	$(0.14)

Basic and fully diluted weighted average shares outstanding	29,890,900	20,105,300	29,578,000	19,821,400

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months ended June 30 2007 (unaudited)	Six Months ended June 30 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,921,008)	$(2,864,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	60,607	32,250
Amortization of discount on debentures	—	84,755
Stock and options issued for services	431,130	—
(Gain) loss on investments	(276,988)	(57,366)
(Gain) loss on investment in Chester Mining Company	(554)	—
(Gain) loss on derivatives	—	59,467
Payments for lease expenses with stock	25,346	1,005,000
Payment of general & admin. expenses with stock	—	5,200
(Increase) decrease in:
Accounts receivable	8,972	(53,624)
Inventories	(116,056)	(23,058)
Prepaid expenses	(354,213)	(883,368)
Other current assets	(69,660)	(99,675)
Increase (decrease) in:
Accounts payable	977,382	158,356
Accrued expenses	217,193	(197,622)
Other current liabilities	(157,245)	(8,490)

Net cash used by operating activities	(5,175,094)	(2,842,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(644,696)	(276,703)
Proceeds from investments	484,555	122,758
Investment in property plant and equipment	(8,876,127)	(1,208,716)

Net cash provided (used) by investing activities	(9,036,268)	(1,362,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	11,339,443	2,460,000
Proceeds from exercise of stock options and warrants	18,750	582,331
Proceeds from debentures payable	—	875,000

Net cash provided by financing activities:	11,358,193	3,917,331

Net increase (decrease) in cash and cash equivalents	(2,853,169)	(288,209)
Cash beginning of period	3,054,582	1,270,849

Cash at end of period	$201,413	$982,640

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$35,151	$27,739
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$90,000
Common stock issued for leases	$156,500	$1,005,000
Common stock issued for land	$1,362,500	$—
Common stock and options issued for services	$431,130	$5,200

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS JUNE 30, 2007

Sterling Mining Company is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. It is operating the Barones silver plant and mining surface material at the San Acacio mine in Zacatecas, Mexico and is preparing the Sunshine Mine for production in Idaho. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company is headquartered at 609 Bank Street, Wallace, ID 83873.

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiaries (the “Company”). Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2006 as it may be amended from time to time.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations and conditional asset retirement obligations in according with SFAS 143, FIN 47 and U.S. GAAP.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the quarter because no policy on compensated absences had been adopted at June 30, 2007 and 2006, and management has deemed that any liability arising from these provisions in the future would be immaterial.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene and Wallace, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company also maintains cash in a Mexican bank. The Mexican accounts, one denominated in dollars and one denominated in pesos, are considered to be un-insured.

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

The Company has issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognizes the convertible debt contract as a derivative instrument and accounted for the derivative according to U.S. GAAP. The Company had no derivative instruments at June 30, 2007 or December 31, 2006. The Company did issue a convertible debenture subsequent to June 30, 2007 as disclosed in Note 12.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.

Equity Method

The Company applies the equity method to account for investments for which it has significant influence upon the investee, according to APB Opinion 18 and subsequent pronouncements. During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. The value of the Company’s investment in Chester Mining Company was approximately $2.8 million at June 30, 2007. Sterling owns 45% of the voting shares of common stock issued and outstanding by Chester. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $1,706,166. Consequently, management considers $1,706,166 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired.

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at June 30, 2007 and 2006. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Net realizable value is determined by market conditions and the cost to bring inventory to production. Sterling de Mexico had an inventory adjustment for the month of June, 2007 when average unit cost exceeded net realizable value. The inventories balances at June 30, 2007 and December 31, 2006 represented supplies inventory in Mexico and Idaho, minerals inventory in Mexico and the value of silver coins and other inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums, specialty equipment, prepaid lease payments which are paid for up to a year in advance and other pre-payments. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the Sunshine Mine lease and the Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended June 30, 2007 and 2006, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended June 30, 2007, the average volatility ranged from 49% to 67%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Boards risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 4.95% and 5.29 % for the three months ended June 30, 2007.

The changes in marketable securities, long-term investments, and investments-other during the three and six months ended June 30, 2007 are as follows:

Three Months ended June 30, 2007	Fair Value at March 31, 2007	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	Fair Value at June 30, 2007
Investments Long-Term	$638,286	$65,951	$(32,216)	$(134,620)	$537,401
Investment in Chester Mining Company	2,859,510	—	—	922	2,860,432
Investments Other	424,014		—	(91,406)	332,608

Total-Investments	3,921,810	65,951	(32,216)	(225,104)	3,730,441
Marketable Securities	1,073,378	195,651	(96,062)	(291,483)	881,483

Total-Marketable Securities and Investments	$4,995,188	$261,602	$(128,278)	$(516,587)	$4,611,924

At June 30, 2007 the total cost basis of marketable securities and investments was $4,811,577.

Total accumulated losses were $199,653 and the total fair market value was $4,611,924.

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

At June 30, 2007, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $6,720,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2007.

The Company’s deferred tax assets are estimated as follows:

	June 30, 2007	December 31, 2006
Net operating loss carryforward	$19,760,000	$14,290,000

Deferred tax asset	$6,720,000	$4,860,000

Deferred tax asset valuation allowance	$(6,720,000)	$(4,860,000)

At June 30, 2007, the Company has net operating loss carryforwards of approximately $19,760,000, which expire in the years 2017 through 2026. The change in the allowance account from December 31, 2006 to June 30, 2007, was approximately $1,860,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of silver coins, rounds and bullion. Inventories in Mexico consist primarily of silver in precipitate form. Other components of inventory are gold in precipitate form as well as copper, thiosulfite and gravel used in the processing of mineral bearing ore. At June 30, 2007 and December 31, 2006 the Company reported the following inventories:

	June 30, 2007	December 31, 2006
United States
Coins, rounds and bullion	$58,086	$62,829
Pyromorphite and other	42,910	20,000
Supply inventory for the Sunshine Mine	31,471	58,546

US Total	132,467	141,375

Mexico
Silver and gold precipitate & concentrate	215,586	108,809
Supplies and other inventory	81,470	63,283

Mexico Total	297,056	172,092

Consolidated Total	$429,523	$313,467

At June 30, 2007 and December 31, 2006, the precipitate and concentrate in Mexico was either on-site, in transit, or at the refinery.

Note 6: Commitments and Contingencies

Mineral Leases

The Company has secured leases of a number of mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Leases	Production Royalties Payable (1)	2007 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	12,500
Jestec	Yes	15,000
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	—
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	—
Cuatro Cienegas (9)	Yes	$—

(1)	All leases are subject to production royalties

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.
(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.
(4)	Production royalties are not payable to lessor, but are payable to third parties.
(5)	$150,000 paid by Source Minerals in June 2007.
(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.
(7)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.
(8)	The lease includes a $50,000 work commitment in 2007 and additional work commitments of $100,000 for each of the next four years.
(9)	The lease includes payments of $100,000 per year for each of the next five years.

The total value of shares issued for leases and lease amendments for the three and six months ended June 30, 2007 was $156,500. The total number of shares of common stock issued for leases for the three and six months ended June 30, 2007 was 50,000.

Other Leases

The Company entered into a lease for office space in Coeur d’Alene, Idaho for $1,763 per month through November 2007.

The Company’s obligations under mineral agreements and office space operating lease agreements as of June 30, 2007 are as follows:

Year Ending:
December 31, 2007	$115,788
December 31, 2008	280,176
December 31, 2009	300,176
December 31, 2010	300,176
December 31, 2011	300,176

Total minimum lease payments	$1,296,492

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

Tax Year:
2005	$37,762
2006	38,400
2007	20,000
Accrued Penalties and Interest	10,700

Balance, June 30, 2007	$106,862

Note 7: Notes Payable

At June 30, 2007, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase and $83,694 to Microsoft Corporation for the purchase of computer hardware and software. The notes payable current portion on the balance sheet is $27,862 representing the current portion of the Microsoft note. Notes payable long-term on the balance sheet is $505,832, the sum of the $400,000 Western Continental note, the $50,000 DMT note and $55,832 from the long-term portion of the Microsoft note.

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

Note 8: Common Stock, Options and Warrants

During the second quarter of 2007 the Company issued 1,422,260 shares of common stock as follows: 550,000 shares, with warrants attached, for $1,980,000; and 250,000 shares for land. 475,260 warrants were exercised during the quarter of 2007 for a total of $1,619,704 and 310,000 warrants were granted. The warrants were valued at $311,857 at June 30, 2006 and the weighted average exercise price of the warrants is $4.50. The Company granted 850,000 options during the quarter to officers, directors, employees and consultants.

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

Note 9: Loss per Common Share

The Company is authorized to issue 80,000,000 shares of common stock, $0.05 par value per share, of which 30,190,828 shares were issued at June 30, 2007. The weighted average shares of common stock outstanding for the quarter ended June 30, 2007 were 29,890,900.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding June 30, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of June 30, 2007, the Company had issued and outstanding 9,984,480 warrants, 850,000 options, commitments to issue 40,294 shares, and convertible debt that could be converted to 80,000 shares of common stock. Earnings would be fully diluted by 10,954,774 shares if the Company had earnings to report.

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

The Mexico segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production. The following table presents information about reportable segments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30			Six Months Ended June 30
	2007		2006	2007	2006
Revenues:
United States		$224,935	$37,133	$232,917	$47,951
Mexico		629,216	279,375	812,571	549,082

Total		$854,151	$316,509	$1,045,488	$597,033

Income (loss) from operations
United States		$(3,432,625)	$(1,628,431)	$(5,803,437)	$(2,611,252)
Mexico		(150,463)	(236,681)	(339,228)	(251,712)

Total		$(3,583,088)	$(1,865,112)	$(6,142,665)	$(2,862,964)

Net Income (Loss)
United States		$(3,394,476)	$(1,424,624)	$(5,506,542)	$(2,618,578)
Mexico		(144,650)	(213,668)	(414,466)	(246,305)

Total		$(3,539,126)	$(1,638,292)	$(5,921,008)	$(2,864,883)

Identifiable Assets:
United States	$	Same as	Same as	$22,881,200	$5,429,085
Mexico		6 mo.	6 mo.	1,790,397	643,772

Total		Column	Column	$24,671,597	$6,072,857

Capital Expenditures:
United States		$3,498,256	$1,012,597	$5,534,763	$1,148,902
Mexico		184,459	113,408	403,864	149,814

Total		$3,682,715	$1,126,005	$5,938,627	$1,298,716

Note 11: Significant Customers

During the three and six months ended June 30, 2007 all sales were to one refinery, Met-Mex Penoles.

Note 12: Subsequent Events

In July of 2007 the Company issued one debenture for a total of $100,000, prior to completing its recent private placement offerings. The debenture included a provision for the conversion of the debt, at a conversion price of $4.25, to a total of 23,529 shares of the Company’s common stock. The debenture expires after eighteen months and is convertible after twelve months. The Company is paying the holder of the debenture a monthly interest payment at an annual percentage rate of 12.0%.

On August 2, 2007 the Company closed two private placement offerings that in the aggregate raised a total of $24,734,755.50.

In a brokered offering, the offering consisted of 5,585,792 special warrants at a price of $3.25 per special warrant. Each special warrant is convertible into one common share of the Company and one-half of one common share purchase warrant. Conversion shall occur upon the issuance of a receipt for a final prospectus in Canada that qualifies the common shares and warrants. Each whole warrant is exercisable for one common share at an exercise price of $4.10 for 24 months following the closing date of the brokered offering. The brokered offering was completed on a best-efforts basis with TD Securities Inc. and Blackmont Capital Inc. of Toronto, Canada, who were engaged as co-agents.

In a second offering in the United States and elsewhere, the offering consisted of 2,024,902 units at the same price of $3.25 per Unit. Each unit is comprised of one common share of the Company and one-half of one common share purchase warrant. Each warrant is similarly exercisable for one Common Share at an exercise price of $4.10 for 24 months following the closing date of the Offering.

In connection with the Brokered Offering, the Company paid a cash commission of 7% of the gross proceeds of the private placement, and issued non-transferable compensation options to purchase 391,005 special warrants, equal to 7% of the special warrants sold under the private placement, exercisable at $3.25 per special warrant for a period of 24 months after the closing date of the Offering.

In connection with the second offering, the Company paid cash commissions, and issued similar non-transferable compensation options to purchase units, common shares and warrants not exceeding 7% of the gross proceeds.

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

Overview

Sterling Mining Company is a minerals, exploration, development and a producing company traded on the over the counter market in the United States. As is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. Sterling has expanded rapidly its range of activities since 2003 and this has generated funding requirements for

•	the initiation of and advancing of rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine,

•	the initial entry into Mexico, acquisition costs of projects, and the financing and construction of the Barones plant, and

•	increasing both administrative and operational staff to manage the increased scope of Sterling’s activities.

Our main focus is the Sunshine Mine project where we are engaged in maintenance, rehabilitation, exploration and mine planning. We also have exploration interests in Idaho, Montana, and in Mexico. We have a land position of early stage prospects in Idaho, Montana and Mexico that we are evaluating to determine whether to hold and explore or seek the participation of industry partners.

The Company’s operating mines are the Barones silver project and the San Acacio mine in Zacatecas, Mexico. Total production for the quarter was 18,843 ounces of silver and 18 ounces of gold compared to 23,618 ounces of silver and 53 ounces of gold in the second quarter of 2006. At the Barones silver project in Mexico, silver production was 12,502 ounces of silver and 15 ounces of gold in the second quarter of 2007. San Acacio ore processed at an outsourced concentrating facility resulted in additional silver production of 6,341 ounces of silver and 3 ounces of gold during the quarter. The company realized a price of $13.00 per ounce of silver and $656.84 per ounce of gold in the second quarter of 2007 compared to $11.93 and $617.88 respectively in the second quarter of 2006.

Management anticipates that by bringing the Barones crusher facility into operation in July of 2007, recoveries and profitability will improve. As of June 30, 2007, the jaw and cone crusher had been installed and remaining infrastructure was complete. The electrical permits have been received and start-up testing began on July 28, 2007. The Company is currently stockpiling San Acacio ore at the mill for processing once the crusher is fully operational.

The Company’s principal project is the Sunshine Mine in the State of Idaho. Management expects to begin production in December 2007. Rehabilitation and development expenses of the Sunshine Mine during the second quarter of 2007 were approximately $4.2 million. Expenditures on the Sterling Tunnel were $2.5 million in the quarter ended June 30, 2007, all of which was capitalized.

The Sterling Tunnel project initiated in January 2006 and completed in April 2007 now provides access for exploration and a corridor for ventilation, services and travel between the Big Creek and Rosebud Creek sides of the mine. In addition the tunnel provides the required secondary escapeway serving both the Silver Summit hoistroom and Sterling Tunnel exploration areas. The Company continued underground diamond drilling during the quarter and completed development of a 750 foot cross-cut project designed to access the Polaris stope and intersect an un-mined projection of the Sunshine vein. Drifting on the vein structure to determine its extent and mineral content along strike will begin in late August. Sterling crews also resumed work on a rail serviced cross-cut into un-mined ground east of the Polaris workings to expose projected vein structures and establish a drill platform to explore the Yankee Girl vein 1,200 feet to the south.

The Company hired twenty-three employees at the Sunshine Mine during the quarter resulting in a total workforce of sixty-four. Work neared completion on the Silver Summit hoist which began final commissioning activities in July 2007. Rehabilitation of the Silver Summit shaft at the top station began as the first step to re-establish the shaft as a secondary escapeway required by law in order to commence production from “lower country” areas of the mine.

Dewatering in the Jewell shaft began and the water level lowered approximately 50 feet during the quarter. A major substation and ventilation drift necessary to reduce 13,200 volt primary feed power to 2,400 volt level feed power were excavated on the 3,100 level adjacent to the Jewell shaft. Mill crews worked through the crushing circuit, conveyors and ore storage bins and began work required to renovate the grinding and floatation circuits. Number 5 compressor was returned to service to meet increasing compressed air demand. Underground diesel equipment started arriving on site and will initially be used in Sterling Tunnel exploration and development. The Company continued to order and receive equipment and supplies as well as re-stock its mine warehouse to meet the ongoing development plan.

The Company has exploration projects in Idaho, Montana and Mexico. During the second quarter of 2007, Sterling Mining Company continued acquisition and assessment of exploration properties in Mexico. The Company intends to enter into joint ventures with other junior exploration companies on several of its projects while advancing other projects by itself. Drilling on the properties near Ojo Caliente is scheduled for early August 2007.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the three months ended June 30, 2007 were $13.23 and $667.58 per ounce, respectively. The average prices of silver (London Final) and gold (London Final) for the three months ended June 30, 2006 were $12.23 and $627.58 per ounce, respectively.

Comparative Results of Operations

For the three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006:

Revenues

Lease and contract income for the six months ended June 30 was $641,885 in 2007 and $12,100 in 2006. The increase was primarily due to revenues from the 2007 agreements with Source Minerals, Silver Fields and Aura Silver.

Sales of metal from continuing operations in the second quarter and first six months of 2006 consisted of sales of silver and gold from the refinery in Zacatecas, Mexico and coin revenues in the USA from the sale of coins, rounds and bullion. Total sales for the quarter were $212,266 in 2007 and $316,509 in 2006. Total sales for the six months ended June 30, 2007 were $403,603 in 2007 and $597,033 in 2006. Sales in the second quarter in Mexico were $209,231 in 2007 and $279,376 in 2006. Sales for the six months ended June 30 in Mexico were $392,586 in 2007 and $549,082 in 2006. Revenue was lower than expected, largely due to a delay in sales. May production was encouraging but concentrate and precipitate produced in May had not been sold as of June 30.

Sales in the second quarter in the USA were $4,384 in 2007 and $37,133 in 2006. Sales for the six months ended June 30 in the USA were $11,017 in 2007 and $47,951 in 2006. Decrease in sales revenue in the USA was due to decreased sales volume, as staff spent more time preparing for the opening of the Sunshine Mine and less time on coin sales.

Costs and Expenses

The cost of production for the quarter was slightly less in Mexico and in the US compared to one year ago. The decrease was due to a decrease in sales in both countries. The Company reported “Production Costs Applicable to Sales” of $265,208 in the second quarter of 2007 and $303,985 in the second quarter of 2006. “Production Costs Applicable to Sales” for the six months ended June 30 was $513,369 in 2007 and $528,433 in 2006. “Production Costs Applicable to Sales” for the second quarter in Mexico was $262,435 in 2007 and $289,260 in 2006. “Production Costs Applicable to Sales” for the six months ended June 30 in Mexico was $503,010 in 2007 and $507,305 in 2006. The Cost of Revenues for coin sales in the U.S. was $2,773 and $14,726 in the second quarters of 2007 and 2006 respectively. The Cost of Revenues for coin sales in the U.S. was $10,359 and $21,128 for the six months ended June 30 of 2007 and 2006 respectively.

Total operating expenses increased from $2,181,622 in the second quarter of 2006 to $4,437,239 in 2007, as the Company accelerated its activity to prepare the Sunshine Mine for operation. As a result, the loss from operations increased from $1,865,112 in the second quarter of 2006 to $3,583,088 in 2007 and the net loss for the quarter increased from $1,638,292 in 2006 to $3,538,064 in 2007.

For the six months ended June 30 operating expenses increased from $3,459,997 in 2006 to $7,188,153 in 2007. As a result, the loss from operations increased from $2,862,964 in 2006 to $6,142,665 in 2007 and the net loss for the six month period increased from $2,864,883 in 2006 to $5,921,562 in 2007. The reason for the increase is the same as above, an acceleration of activities to prepare the Sunshine Mine for operations.

Other Income and Expenses

Other income and expense for the quarter resulted in a net gain of $45,024 in 2007 and $226,820 in 2006. The largest component of that income in the second quarter of 2007 was gain on the sale of investments. The largest component of that income in the second quarter of 2006 was gain on derivative instruments.

Other income and expense for the six months ended June 30 resulted in a net gain of $221,103 in 2007 and a net expense of $1,919 in 2006. The largest component of other income in those six months of 2006 was gain on the sale of investments. The largest component of other income in those six months of 2006 was loss on derivative instruments.

Income Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling de Mexico has a net tax asset of IVA tax refundable in Mexico of approximately $216,000.

Liquidity and Capital Resources

The Company’s cash balance at June 30, 2007 was $201,413. During the three and six months ended June 30, 2007, the Company received cash upon the exercise of options and warrants, and private placement of common stock. Total cash provided by financing activities was approximately $3.5 million in the second quarter and $11.4 million in the six months ended June 30, 2007.

Although the Company had negative working capital at June 30, the Company closed an equity financing for gross proceeds of approximately $24.7 million on August 2, 2007. We believe that this funding will be sufficient to meet our operating and capital needs in 2007. Whether we will need to seek additional financing from external sources in 2008 will depend on a number of factors, including, when production begins at the Sunshine Mine, the level of production and silver prices, whether production from our properties in Mexico increases, and other circumstances that are difficult to predict until Sterling has completed its development activities and achieved a sustained period of production. Management has been successful in raising capital through private equity offerings and may seek additional debt and/or equity funding for future operations if needed. There can be no assurances that financing will be available though private equity or debt offerings, if needed.

The Company has received conditional approval from the Toronto Stock Exchange (“TSX”) to list its common shares on the TSX, subject to fulfilling all requirements of the TSX and filing of customary documentation on or prior to October 30, 2007.

The Company’s use of funds has been growing due to increasing exploration activities both in Mexico and at the Sunshine Mine in Idaho. Rehabilitation of the Sunshine Mine has been the primary use of funds for capital expenditures. The installation of the crusher at the Barones silver plant was the second largest capital expenditure during the quarter. Corporate General and Administrative expense has grown since the second quarter of 2006 as the Company expanded its operational and administrative staff. As the Company grows and prepares for the operation of the Sunshine Mine, management anticipates further capital improvements, equipment purchases and staff increases.

Management has been successful in raising capital through private equity offerings and may seek additional debt and/or equity funding for future operations if needed. While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations in 2007. There can be no assurances that financing will be available though private equity or convertible debt offerings, if needed.

The financing requirements of the Company will grow as the Sunshine Mine project advances during the next stages in 2007. To achieve internal objectives and timetables will require approximately $20 million to bring the mine into production. Gross proceeds of approximately $24.7 million in financing were secured in August of 2007. Should the mine fail to produce positive operating cash flows, there is no assurance the Company will be successful in its fund raising efforts in future years, or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of the Company’s Mexican operations will be dependent on the profits and cash flow from Barones and San Acacio operations, results of economic and technical studies on our other projects and any exploration projects the Company may select for advancement.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations for the periods shown:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Year
Notes Payable	$533,694	$27,862	$505,832	—	—
Operating Leases:
J.E. Prospect	$65,000	$12,500	$12,500	$20,000	$20,000
Jestec	130,000	15,000	15,000	50,000	50,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	27,000	5,400	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	15,000	2,500	2,500	5,000	5,000
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	47,000	11,000	12,000	12,000	12,000
Rock Creek Mining	23,500	5,500	6,000	6,000	6,000
San Acacio	—	—	—	—	—
Jimenez de Teul	600,000	50,000	350,000	200,000	—
Cuatro Cienegas	500,000	—	200,000	300,000	—

Sub-total Leases	$1,981,900	$245,500	$748,800	$743,800	$243,800

Total Obligations	$2,515,594	$273,362	$1,254,632	$743,800	$243,800

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

The Company has been engaged in exploration since 1998.

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

Item 4 Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2007, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 Legal Proceedings

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

The plaintiffs requested, and were granted leave to amend their complaint, and their amended complaint included new claims against the Company and others. The plaintiffs’ amended complaint asserts, with respect to the Company, that it and others made misrepresentations and omitted information in connection with the plaintiffs’ purchases of the Company’s stock. It asserts claims for civil RICO under Idaho law, and for securities fraud, misrepresentation and other causes of action. The Company and the other defendants responded by moving to dismiss the amended complaint on various grounds. The motions to dismiss remain pending. Plaintiffs have, in March 2007, filed a motion for a second amendment to their complaint adding several third parties. The court has not yet ruled on this motion. The parties participated in court ordered mediation during June 2007. A settlement was not reached. If the case is not dismissed and settlement is not reached in the short term, the Company intends to aggressively defend and is likely to bring counterclaims against Mr. Christianson and the other plaintiffs. If trial is required, it is currently scheduled to begin on June 10, 2008.

Item 1A Risk Factors

The Company has no material changes to report to add to the risk factors previously disclosed in our 2006 annual report on Form 10-K filed on March 14, 2007.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007 the Company issued an aggregate of 1,422,260 shares of common stock for aggregate proceeds of $3,599,704 and for non-cash value of $962,500 including:

475,260 warrants were exercised for a total of $1,619,704, and 250,000 shares were issued for land.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

The Company held an annual shareholders’ meeting on May 17, 2007 for the purpose of amending the Company’s Articles of Incorporation to increase the number of authorized shares to 80 million, to approve the Company’s 2006 Employee Stock Purchase Plan, to approve the auditors to perform the 2007 financial audit, and, to approve the Company’s 2006 Equity Incentive Plan, to elect six (6) directors. The following directors were appointed: Raymond K. DeMotte, Kevin G. Shiell, Carol Stephan, Dave J. Waisman, Roger A. VanVoorhees, and J. Kenny Berscht. The respective votes cast for and against each nominee were as follows: Raymond DeMotte, 20,155,728 for, 174,430 against; Kevin Shiell, 20,158,336 for, 343,598 against; Carol Stephan, 20,168,436 for, 161,722 against; Dave Waisman, 19,986,560 for, 343,598 against, Roger A. VanVoorhees 20,169,136 for, 161,022 against, and J. Kenny Berscht 20,168,836 for, 161,322 against.

Item 5 Other Information

None

Item 6 Exhibits

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

STERLING MINING COMPANY

	By:	/s/ Raymond DeMotte
Date: 8/14/07		Raymond DeMotte, Chief Executive Officer

	By:	/s/ James N. Meek
Date: 8/14/07		James N. Meek, Chief Financial Officer