Form 10-Q
period 2007-09-30
Sterling Mining CO
filed 2007-11-14
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,048,828 shares of common stock as of November 12, 2007

STERLING MINING COMPANY

Part I – Financial Information

Item 1	Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30 2007 (unaudited)	December 31 2006 (audited)
ASSETS
CURRENT ASSETS
Cash	$13,569,678	$3,054,582
Marketable securities	1,570,531	790,514
Accounts receivable	155,633	64,043
Inventories	1,060,149	313,467
Prepaid expenses and deposits	920,017	225,788
Other current assets	249,160	242,211

Total current assets	17,525,169	4,690,605

INVESTMENTS
Investment in Chester Mining Company	2,907,045	2,808,238
Long-term investments and other investments	2,504,547	782,253

Total investments	5,411,592	3,590,491

PROPERTY AND EQUIPMENT
Property, plant and equipment	21,047,042	11,720,178
Less accumulated depreciation	(242,880)	(72,603)

Total property and equipment	20,804,162	11,647,575

OTHER ASSETS
Prepaid long-term leases	932,278	990,096
Other assets	9,364	1,600

TOTAL ASSETS	$44,682,565	$20,920,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,358,072	$1,464,102
Accrued expenses	460,456	192,206
Notes payable-current portion	27,862	13,931
Unearned revenue	132,000	134,172
Lease liability-current portion	465,886	—
Other current liabilities	—	4,057,245

Total current liabilities	2,444,276	5,861,656

LONG-TERM LIABILITIES
Notes payable	501,188	519,763
Lease liability	628,642	—
Debenture payable	100,000	—

Total long-term liabilities	1,229,830	519,763

STOCKHOLDERS’ EQUITY
Common stock, $.05 par value; 80,000,000 shares authorized. 32,469,036 and 24,877,568 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,623,451	1,243,878
Additional paid in capital	53,523,026	32,674,757
Common stock issuable	16,423,942	400,000
Accumulated deficit	(31,160,123)	(19,955,554)
Accumulated comprehensive income	598,163	175,867

TOTAL STOCKHOLDERS’ EQUITY	41,008,459	14,538,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,682,565	$20,920,367

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30 2007	Three Months Ended September 30 2006	Nine Months Ended September 30 2007	Nine Months Ended September 30 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$205,115	$159,012	$608,718	$743,945
Lease and contract income	88,953	6,050	730,838	181,150

Total revenue	$294,068	$165,062	$1,339,556	$762,095

COSTS AND EXPENSES
Production costs applicable to sales	318,278	154,445	831,647	682,878
Exploration	649,817	876,650	1,589,863	2,577,020
Mine rehabilitation	2,097,988	—	5,094,309	—
General and administrative	2,432,364	814,798	5,110,174	2,013,742
Depreciation and amortization	109,670	20,471	170,227	52,721

Total expenses	5,608,117	1,866,364	12,796,270	5,326,361

(LOSS) FROM OPERATIONS	(5,314,049)	(1,701,302)	(11,456,714)	(4,564,266)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	(34,913)	45,199	242,075	127,185
Interest and dividends	40,871	2,735	94,511	24,437
Interest (expense)	(16,940)	(21,814)	(52,091)	(49,553)
Gain (loss) on derivative instruments	—	(31,818)	—	(91,285)
Gain (loss) on exchange	23,988	62,527	(49,640)	44,126
Other income	2,408	—	1,662	—

Total other income (expense)	15,414	56,830	236,517	54,911

LOSS BEFORE INCOME TAXES	(4,298,635)	(1,644,472)	(11,220,197)	(4,509,355)
INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,298,635)	(1,644,472)	(11,220,197)	(4,509,355)

GAIN (LOSS) FROM INVESTMENT IN CHESTER MINING COMPANY	15,074	—	15,628	—

NET LOSS	(5,283,561)	(1,644,472)	(11,204,569)	(4,509,355)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	797,816	180,219	(422,296)	348,278

COMPREHENSIVE INCOME (LOSS)	$(4,485,745)	$(1,464,252)	$(10,782,273)	$(4,161,077)

Basic and fully diluted loss per Share	$(0.16)	$(0.08)	$(0.36)	$(0.26)

Basic and fully diluted weighted average shares outstanding	32,372,700	21,173,700	31,074,000	20,545,300

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months ended September 30 2007 (unaudited)	Nine Months ended September 30 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,204,569)	$(4,509,355)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	170,277	52,721
Amortization of discount on debentures	—	141,221
Stock and options issued for services	1,564,071	—
(Gain) loss on investments	(242,075)	(127,185)
(Gain) loss on investment in Chester Mining Company	(15,628)	—
(Gain) loss on derivatives	—	31,817
Payments for lease expenses with stock	64,471	1,005,000
Payment of general & admin. expenses with stock	—	5,200
(Increase) decrease in:
Accounts receivable	(91,590)	(61,693)
Notes receivable	—	25,000
Inventories	(746,682)	15,054
Prepaid expenses	(636,411)	(745,340)
Other current assets	(14,714)	(158,186)
Increase (decrease) in:
Accounts payable	(106,030)	280,359
Accrued expenses	(268,250)	(81,860)
Other current liabilities	320,400	(20,885)

Net cash used by operating activities	(11,206,729)	(4,148,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,284,323)	(309,003)
Proceeds from investments	596,821	191,956
Investment in property plant and equipment	(11,189,374)	(2,781,602)

Net cash provided (used) by investing activities	(12,876,876)	(2,898,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	33,853,428	5,194,750
Proceeds from exercise of stock options and warrants	745,273	582,331
Proceeds from debentures payable	100,000	875,000

Net cash provided by financing activities:	34,598,701	6,652,081

Net increase (decrease) in cash and cash equivalents	10,515,096	(394,700)
Cash beginning of period	3,054,582	1,270,849

Cash at end of period	$13,569,678	$876,149

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$52,091	$21,814
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$90,000
Common stock issued for leases	$—	$1,005,000
Common stock issued for land	$1,362,500	$—
Common stock and options issued for services	$1,564,071	$5,200
Common stock issued for commissions and convertible debt	$48,617	$1,062,513
Investment received for debt repayment	$—	$33,875

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS September 30, 2007

Sterling Mining Company is engaged in the business of acquiring, exploring, developing, and mining mineral properties, primarily those containing silver and associated base and precious metals. It is operating the Barones silver plant and mining surface material at the San Acacio mine in Zacatecas, Mexico and is preparing the Sunshine Mine for production in Idaho. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company is headquartered at 609 Bank Street, Wallace, ID 83873.

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did not accrue compensated absences expense during the quarter because no policy on compensated absences had been adopted at September 30, 2007 and 2006, and management has deemed that any liability arising from these provisions in the future would be immaterial.

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

The Company has issued convertible debt and accounts for that debt according to SFAS 133 and subsequent pronouncements. The Company had no derivative instruments at September 30, 2007 or December 31, 2006.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.

Equity Method

The Company applies the equity method to account for investments for which it has significant influence upon the investee, according to APB Opinion 18 and subsequent pronouncements. During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. The value of the Company’s investment in Chester Mining Company was approximately $2.9 million at September 30, 2007. Sterling owns 46% of the voting shares of common stock issued and outstanding by Chester. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $1,746,423. Consequently, management considers $1,746,423 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired

Estimates

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

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximate fair value at September 30, 2007 and 2006. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Net realizable value is determined by market conditions and the cost to bring inventory to production. The inventories balances at September 30, 2007 and December 31, 2006 represented supplies inventory in Mexico and Idaho, minerals inventory in Mexico and the value of silver coins and other inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums, specialty equipment and property, prepaid lease payments which are paid for up to a year in advance, attorneys’ retainers, and other pre-payments. Prepaid lease payments for periods beyond one year are considered other non-current assets. Non-current assets are primarily comprised of the Sunshine Mine lease and the Barones lease which was prepaid in 2004 and is being amortized over the 20 year lease term.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended September 30, 2007 and 2006, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended September 30, 2007, the average volatility ranged from 49% to 69%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Boards risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 4.20% and 4.84 % for the three months ended September 30, 2007.

The changes in marketable securities, long-term investments, and investments-other during the three and nine months ended September 30, 2007 are as follows:

Three Months ended Sept 30, 2007	Fair Value at June 30, 2007	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	Fair Value at Sept 30, 2007
Investments Long-Term	$537,401	$963,724	$—	$581,319	$2,082,444
Investment in Chester Mining Company	2,860,432	32,056	—	14,557	2,907,045
Investments Other	332,608	—	—	89,495	422,103

Total-Investments	3,730,441	995,780	—	685,371	5,411,592
Marketable Securities	881,483	611,772	(35,169)	112,445	1,570,531

Total-Marketable Securities and Investments	$4,611,924	$1,607,552	$(35,169)	$797,816	$6,982,123

At September 30, 2007 the total cost basis of marketable securities and investments was $6,383,960.

Total accumulated gains were $598,163 and the total fair market value was $6,982,123.

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

At September 30, 2007, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $8,420,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2007.

The Company’s deferred tax assets are estimated as follows:

	September 30,	December 31,
	2007	2006
Net operating loss carryforward	$24,770,000	$14,290,000

Deferred tax asset	$8,420,000	$4,860,000

Deferred tax asset valuation allowance	$(8,420,000)	$(4,860,000)

At September 30, 2007, the Company has net operating loss carryforwards of approximately $24,770,000, which expire in the years 2017 through 2026. The change in the allowance account from December 31, 2006 to September 30, 2007, was approximately $3,560,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of silver coins, rounds and bullion. Inventories in Mexico consist primarily of silver concentrate and precipitate. Other components of inventory are gold, copper, work in process, and thiosulfite, copper and gravel used in the processing of ore. At September 30, 2007 and December 31, 2006 the Company reported the following inventories:

	September 30, 2007	December 31, 2006
United States
Coins, bars and bullion	$89,291	$62,829
Pyromorphite and other	44,111	20,000
Supply inventory for the Sunshine Mine	455,959	58,546

US Total	589,361	141,375

Mexico
Silver and Gold precipitate	336,604	108,809
Supplies and other inventory	134,184	63,283

Mexico Total	470,788	172,092

Consolidated Total	$1,060,149	$313,467

At September 30, 2007 and December 31, 2006, the precipitate and concentrate in Mexico was either on-site, in transit, or at the refinery.

At September 30, 2007 the mill had begun operating at the Sunshine Mine but the value of concentrate on-site was immaterial.

Note 6: Property Plant and Equipment

During the quarter the Company acquired 6 pieces of underground mining equipment and one set of mine rescue equipment under a capital lease agreement.

The Company conducts a major part of its operation with leased equipment. These equipment leases, which are for 2 years each, expiring in 2009, are classified as capital leases. Each lease contains the option for the Company, after the initial lease term, to purchase the property at approximately 15% of the purchase price.

The rental payments under each lease are based on the remaining balance, after an initial down payment of 40%, subject to a stated interest rate of 12%. The first and last months payments are due at the beginning of the lease term and do not reduce the balance used to calculate the minimum lease payment, resulting in implicit interest rates of approximately 14%.

The following is an analysis of the leased property under capital leases by major classes:

Property:	Asset Balances at September 30, 2007
Mining Equipment	$44,786
Underground Diesel Equipment	1,805,863
Less: Accumulated amortization	(15,705)

$1,834,945

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007:

Year ending September 30:
2008	$677,292
2009	570,274
2010	117,180
Total minimum lease payments required	1,364,746
Less: Amount representing interest	(179,275)

Present value of minimum lease payments	$1,185,471

Note 7: Commitments and Contingencies

Mineral Leases

The Company has secured leases of a number of mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Leases	Production Royalties Payable (1)	2007 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	12,500
Jestec	Yes	15,000
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	150,000
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	100,000
Cuatro Cienegas (9)	Yes	100,000
La Chapis (10)		—
Alhambra (11)	Yes	3,000
Copper (12)	Yes	1,500

(1)	All leases are subject to production royalties

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Production royalties are not payable to lessor, but are payable to third parties.

(5)	$150,000 paid by Source Minerals in June 2007.

(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.

(7)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

(8)	The lease includes a $50,000 work commitment in 2007 and additional work commitments of $100,000 for each of the next four years.

(9)	The lease includes payments of $100,000 per year for each of the next five years.

(10)	The lease includes an initial payment of $25,000 and work commitments of $50,000 the first year and $100,000 the second and third years.

(11)	The lease includes annual payments $3,000 per year until such time as Net Profit Royalties are payable.

(12)	The lease includes annual payments $1,500 per year until such time as Net Profit Royalties are payable.

The total value of shares issued for leases and lease amendments for the three and nine months ended September 30, 2007 was $156,500. The total number of shares of common stock issued for leases for the three and nine months ended September 30, 2007 was 50,000.

Other Leases

The Company entered into a five year lease for office space in Coeur d’Alene, Idaho as follows:

Year Ending:
December 31, 2007	1,789.00 per month
December 31, 2008	1,843.00 per month
December 31, 2009	1,898.00 per month
December 31, 2010	1,955.00 per month

The Company’s obligations under mineral agreements and office space operating lease agreements as of September 30, 2007 are as follows:

Year Ending:
December 31, 2007	$113,788
December 31, 2008	275,176
December 31, 2009	295,176
December 31, 2010	295,176
December 31, 2011	295,176

Total minimum lease payments	$1,273,992

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

Tax Year:
2005	$—
2006	38,400
2007	28,800
Accrued Penalties and Interest	—

Balance, September 30, 2007	$67,200

Note 8: Notes Payable

At September 30, 2007, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase and $79,050 to Microsoft Corporation for the purchase of computer hardware and software. The notes payable current portion on the balance sheet is $27,862 representing the current portion of the Microsoft note. Notes payable long-term on the balance sheet is $501,188, the sum of the $400,000 Western Continental note, the $50,000 DMT note and $51,188 from the long-term portion of the Microsoft note.

The notes payable have the following terms: The Western Continental note has a 7.25% interest rate, monthly interest payments of $2,417, with payment of the principal due in full on November 6, 2008. The DMT note has a maturity date of October 6, 2008, when the principal is due in full. No payment is due until the maturity date. The Microsoft note had monthly payments of $50 for the first six months and $2,803 for the succeeding 36 months. Interest and principal are scheduled to be paid in full on July 1, 2010. Each note is collateralized by the asset acquired.

Note 9: Common Stock, Options and Warrants

During the third quarter of 2007 the Company issued 2,278,208 shares of common stock as follows: 1,964,902 shares, with warrants attached, for $6,385,932. 277,347 warrants were exercised during the quarter of 2007 for a total of $726,523 and 2,228,207 warrants were granted. The warrants were valued at $1,083,937 at September 30, 2006 and the weighted average exercise price of the warrants is $4.10.

Financing costs associated with the issuance of shares and sale of special warrants during the third quarter of 2007 totaled $2,025,771.

The majority of the options that were granted during the second quarter vested during the third quarter. Consequently the company recorded a non-cash expense of $935,327 during the third quarter

Note 10: Loss per Common Share

The Company is authorized to issue 80,000,000 shares of common stock, $0.05 par value per share, of which 32,448,036 shares were issued at September 30, 2007. The weighted average shares of common stock outstanding for the quarter ended September 30, 2007 were 32,372,700.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding September 30, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of September 30, 2007, the Company had issued and outstanding 13,882,510 warrants, 850,000 options, commitments to issue 40,294 shares, and convertible debt that could be converted to 80,000 shares of common stock. The company also had 5,585,792 shares issuable for special warrants at September 30, 2007. The company will issue one share of common stock with a half warrant attached for each special warrant when they are exercised.

Earnings would be fully diluted by 20,438,596 shares if the Company had earnings to report.

Note 11: Business Segments

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

The Mexico segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production. The following table presents information about reportable segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
Revenues:
United States	$89,086	$3,393	$322,003	$51,344
Mexico	204,982	161,669	1,017,553	710,751

Total	$294,068	$165,062	$1,339,556	$762,095

Income (loss) from operations
United States	$(5,421,892)	$(1,481,177)	$(11,225,328)	$(4,092,429)
Mexico	107,843	(220,125)	(231,386)	(471,837)

Total	$(5,314,049)	$(1,701,302)	$(11,456,714)	$(4,564,266)

Net income (loss)
United States	$(5,417,498)	$(1,386,409)	$(10,924,040)	$(3,899,712)
Mexico	133,937	(258,063)	(280,529)	(609,643)

Total	$(5,283,561)	$(1,644,472)	$(11,204,569)	$(4,509,355)

Identifiable assets:
United States	Same as	Same as	$42,625,484	$6,429,598
Mexico	Nine month	Nine month	2,057,081	1,165,830

Total	Column	Column	$44,682,565	$7,595,428

Capital expenditures:
United States	$3,333,626	$1,446,457	$8,8638,389	$2,595,359
Mexico	54,611	36,429	458,475	186,243

Total	$3,388,237	$1,482,886	$9,326,864	$2,781,602

Note 12: Significant Customers

During the three and nine months ended September 30, 2007 all sales were to one refinery, Met-Mex Penoles.

Note 13: Related Party Transactions

During the quarter ended September 30, 2007 the Company purchased 1,149,653 shares of Kimberly Gold Mines for $212,803.21. Kevin Shiell is an officer and director of both companies and Raymond DeMotte is a director of both companies. The Company also purchased 747,499 shares of Merger Mines Corp. for $724,125.10 Carol Stephan is a former director of Merger Mines Corp. and a director of Sterling Mining Company.

Note 14: Subsequent Events

The company sold 5,585,792 special warrants at a price of $3.25 per Special Warrant during the quarter. Each Special Warrant is convertible into one common share of and one-half of one common share purchase warrant. Conversion occurred on November 5, upon the issuance of a receipt for a final prospectus in Canada that qualifies the Common Shares and Warrants. On November 5, 2007, the 5,585,792 Special Warrants issued as part of the August 2 financing were converted into one Common Share and one-half of a Common Share purchase warrant. The conversion occurred upon receipt of a final Prospectus in Canada that qualifies the Common Shares and Warrants.

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

Overview

Sterling Mining Company is a minerals, exploration, development and a producing company traded on the over the counter market in the United States. As is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. Sterling has expanded rapidly its range of activities since 2003 and this has generated funding requirements for the initiation of and advancing of rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine, start-up of the Barones plant in Mexico and the crusher there, the, acquisition costs of projects increasing both administrative and operational staff to manage the increased scope of Sterling’s activities.

The company’s main focus is the Sunshine Mine project where we are engaged in maintenance, rehabilitation, exploration and preparation for production. We also have exploration interests in Idaho, Montana, and in Mexico. We have a land position of early stage prospects in Idaho, Montana and Mexico that we are evaluating to determine whether to hold and explore or seek the participation of industry partners.

The Company’s operating mines are the Barones silver project and the San Acacio mine in Zacatecas, Mexico. The crusher at the Barones project became operational in late July 2007, resulting in increased production, recoveries, precipitate and work-in-process inventory. Total production for the quarter was 16,855 ounces of silver and 18 ounces of gold compared to 15,390 ounces of silver and 22 ounces of gold in the third quarter of 2006. At the Barones silver project in Mexico, silver production was 11,513 ounces of silver and 14 ounces of gold in the third quarter of 2007. San Acacio ore processed at an outsourced concentrating facility resulted in additional silver production of 5,342 ounces of silver and 4 ounces of gold during the quarter. The company realized a price of $12.38 per ounce of silver and $668 per ounce of gold in the third quarter of 2007 compared to $11.65 and $593 respectively in the third quarter of 2006.

The Company’s principal project is the Sunshine Mine in the State of Idaho. Management forecasts to begin production in December 2007. The Company completed 1,728 feet of in-house and 1,231 feet of contracted underground diamond drilling during the quarter from the new Sterling Tunnel level. Drill results are used to guide additional drilling and exploration activities. Sterling mining crews began drifting on an un-mined portion of the Sunshine vein system accessed by a 750 foot crosscut from the Sterling Tunnel. Drifting on the vein totaled 333 feet and yielded 2,226 tons of vein material for processing. A second crosscut to the Sunshine vein was started and advanced 60 feet. This crosscut will allow drifting on an additional 800 feet of Sunshine vein. Polaris track drift development totaling 216 feet was completed and included creating a drill station to explore lower elevations of the Sunshine-Polaris veins and the Yankee Girl vein 1,200 feet to the south.

The Company hired twenty-eight full time employees at the Sunshine Mine during the quarter bringing the total mine workforce to ninety-three. The Silver Summit hoist became operational on August 10, was outfitted with new hoist ropes and certified to begin shaft repair in September. Shaft repair crews working on a double shift basis have advanced down to 866 feet below the top station. The top 3,000 feet of this shaft constitutes a key element of the secondary escapeway required by law in order to commence production from “lower country” areas of the mine.

A large multi-stage pump was installed in the Jewell shaft to dewater to 3700 level. Water in the shaft has been lowered over 90 feet and was 215 feet below 3100 level at the end of the quarter. Work began to re-establish services across 3100 and 3000 levels to connect with the Silver Summit shaft in order to complete the escapeway system. Compressed air and communications have been advanced to 3000 level. Electrical components were received to start installing power on 3100 level for pumps and fans.

Sterling mill crews returned the concentrating facility to operational status in late September. Installation of a conveyor feed system to allow upper country ore to be introduced into the coarse ore bin was completed. Vein Material from exploration drifting on the Sterling Tunnel level is providing mill feed and resulting concentrates are being collected while load-out facilities are being renovated. Water treatment equipment operated during the quarter adjacent to the tailings pond. Start-up tailings are reporting to the tailings pond and work is in progress to supply Sterling Tunnel stopes with sandfill and rehabilitate the sandfill delivery system to the lower mine. Seven underground diesel loaders for development and stoping were received during the quarter as well as one single-boom hydraulic drill jumbo. The Company continued to order and receive equipment and supplies and re-stock the mine warehouse to meet the development plan.

The Company has exploration projects in Idaho, Montana and Mexico. During the third quarter of 2007, Sterling Mining Company continued acquisition and assessment of exploration properties in Mexico. The Company intends to enter into joint ventures with other junior exploration companies on several of its projects while advancing other projects by itself.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the three months ended September 30, 2007 were $12.70 and $679 per ounce, respectively. The average prices of silver (London Final) and gold (London Final) for the three months ended September 30, 2006 were $11.95 and $602 per ounce, respectively.

Comparative Results of Operations

For the three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006:

Revenues

Lease and contract income for the nine months ended September 30 was $730,838 in 2007 and $18,150 in 2006. The increase was primarily due to revenues from the 2007 agreements with Source Minerals, Silver Fields and Aura Silver.

Sales of metal from continuing operations in the three and nine months ended September 30. 2006 consisted of sales of silver and gold from the refinery in Zacatecas, Mexico and coin revenues in the USA from the sale of coins, rounds and bullion. Total sales for the quarter were $205,115 in 2007 and $159,012 in 2006. Total sales for the nine months ended September 30, 2007 were $608,718 in 2007 and $743,945 in 2006. Sales in the third quarter in Mexico were $204,982 in 2007 and $161,669 in 2006. Sales of metals for the nine months ended September 30 in Mexico were $577,553 in 2007 and $710,751in 2006.

Revenues in the third quarter in the USA were $89,086 in 2007 and $3,393 in 2006. Revenues for the nine months ended September 30 in the USA were $322,003 in 2007 and $51,344 in 2006.

Costs and Expenses

The cost of production for the quarter increased compared to one year ago. The increase was due, in part, to an increase in sales in both countries. The Company reported “Production Costs Applicable to Sales” of $318,278 in the third quarter of 2007 and $154,445 in the third quarter of 2006. “Production Costs Applicable to Sales” for the nine months ended September 30 was $831,647 in 2007 and $682,878 in 2006. “Production Costs Applicable to Sales” for the third quarter in Mexico was $303,935 in 2007 and $149,602 in 2006. “Production Costs Applicable to Sales” for the nine months ended September 30 in Mexico was $806,945 in 2007 and $656,907 in 2006. The Cost of Revenues for coin sales in the U.S. was $14,343 and $4,843 in the third quarters of 2007 and 2006 respectively. The Cost of Revenues for coin sales in the U.S. was $24,702 and $25,971 for the nine months ended September 30 of 2007 and 2006 respectively.

Total operating expenses increased from $1,866,364 in the third quarter of 2006 to $5,608,117 in 2007, as the Company accelerated its activity to prepare the Sunshine Mine for operation. As a result, the loss from operations increased from $1,701,302 in the third quarter of 2006 to $5,314,049 in 2007 and the net loss for the quarter increased from $1,644,472 in 2006 to $5,298,635 in 2007.

For the nine months ended September 30 operating expenses increased from $5,326,361 in 2006 to $12,796,270 in 2007. As a result, the loss from operations increased from $4,564,266 in 2006 to $11,456,714 in 2007 and the net loss for the nine month period increased from $4,509,355 in 2006 to $11,220,197 in 2007. The reason for the increase is the same as above, an acceleration of activities to prepare the Sunshine Mine for operations.

Other Income and Expenses

Other income and expense for the quarter resulted in a net gain of $15,414 in 2007 and $56,830 in 2006. The largest component of that income in the third quarter of 2007 was interest income. The largest component of that income in the third quarter of 2006 was gain on foreign exchange.

Other income and expense for the nine months ended September 30 resulted in a net gain of $236,517 in 2007 and a net gain of $54,911 in 2006. The largest component of other income in nine months ended September 30, 2007 and 2006 was gain on the sale of investments.

Income Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling de Mexico has a net tax asset of IVA tax refundable in Mexico of approximately $249,000.

Liquidity and Capital Resources

The Company’s cash balance at September 30, 2007 was $13,569,678. During the three and nine months ended September 30, 2007, the Company received cash upon the exercise of options and warrants, the private placement of common stock, and the sale of special warrants. Total cash provided by financing activities was approximately $23.2 million in the third quarter and $34.6 million in the nine months ended September 30, 2007.

The Company’s use of funds has been growing due to increasing exploration activities both in Mexico and at the Sunshine Mine in Idaho. Rehabilitation and capital expenditures at the Sunshine Mine have been the primary use of funds. The completion of the crusher at the Barones silver plant was the second largest capital expenditure during the quarter. Corporate General and Administrative expense has grown since the third quarter of 2006 as the Company expanded its operational and administrative staff. As the Company grows and prepares for the operation of the Sunshine Mine, management anticipates further capital improvements, equipment purchases and staff increases.

Management has been successful in raising capital through private equity offerings and may seek additional debt and/or equity funding for future operations if needed. While the Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations in 2007, there can be no assurances that financing will be available though private equity or convertible debt offerings, if needed.

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

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations for the periods shown:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Year
Notes Payable Operating Leases:	$529,050	$27,862	$501,188	$—	—
J.E. Prospect	$65,000	$12,500	$12,500	$20,000	$20,000
Jestec	115,000	—	15,000	50,000	50,000
American Reclamation	390,000	30,000	120,000	120,000	120,000
Chester Mining Co.	23,400	1,800	7,200	7,200	7,200
Mineral Mountain	10,800	—	3,600	3,600	3,600
Merger Mines	15,000	2,500	2,500	5,000	5,000
Timberline Resources	60,000	—	20,000	20,000	20,000
Metropolitan Mines	39,000	3,000	12,000	12,000	12,000
Rock Creek Mining	19,500	1,500	6,000	6,000	6,000
San Acacio	—	—	—	—	—

Sub-total Leases	$737,700	$51,300	$198,800	$243,800	$243,800

Total Obligations	$1,266,750	$79,162	$699,988	$243,800	$243,800

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2007, that the Company’s disclosure controls and procedures were effective.

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

As initially reported in our report on form 10-Q for the quarter ended June 30, 2006, in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company, Carol Stephan and Ray DeMotte. Mr. DeMotte is also an officer of the Company. The original complaint alleged, among other things, that DeMotte and Stephan made misrepresentations and omitted information in connection with the plaintiffs’ purchases of stock in the Company and in other entities with which they alleged DeMotte and/or Stephan are associated. The Company was not a party to the original complaint. Claims against several parties were dismissed without prejudice on jurisdictional grounds and venue of the case was later transferred to the Northern Division of the District of Idaho.

The plaintiffs requested, and were granted leave to amend their complaint, and their amended complaint included new claims against the Company and others. The plaintiffs’ amended complaint asserted, with respect to the Company, that it and others made misrepresentations and omitted information in connection with the plaintiffs’ purchases of the Company’s stock. It asserted claims for civil RICO under Idaho law, and for securities fraud, misrepresentation and other causes of action. The Company and the other defendants responded by moving to dismiss the amended complaint on various grounds. In March 2007, Plaintiffs filed a motion for a second amendment to their complaint adding several third parties. In June 2007, the parties participated in court ordered mediation, but a settlement was not reached.

On September 24, 2007, the pending motions to dismiss the amended complaint were partially granted and partially denied. In particular, the Court dismissed all of the RICO and common fraud claims, dismissed the state law securities claims against the Company except as they related to plaintiffs’ initial purchase of approximately 75,000 shares of Sterling stock, dismissed all Consumer Protection Act claims, but found the state securities law claims against Mr. DeMotte to be adequately pled. The motion to file a second amendment to the plaintiffs’ complaint was denied with regard to the claim under the state Consumer Protection Act, but was granted as to the remaining claims. The Court’s opinion cautioned, however, that this will be the last chance given to plaintiffs to amend their pleadings, and that the Court may award attorneys’ fees against plaintiffs if they file a second amended complaint which is successfully challenged by defendants.

On October 31, 2007, Plaintiffs filed a second amended complaint in which the claims against the Company were substantially narrowed. Motions to dismiss by the defendants must be filed by December 29, 2007. The Company intends to continue to vigorously defend the claims against it, unless and until a settlement can be reached on acceptable terms.

Item 1A	Risk Factors

The Company has no material changes to report to add to the risk factors previously disclosed in our 2006 annual report on Form 10-K filed on March 14, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007 the Company issued an aggregate of 277,347 shares of common stock upon the exercise of warrants for total proceeds of $726,523. Share issuances were made without registration in reliance on Regulation S adopted under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933 based on the investors’ representations regarding residency and/or accredited investor status.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

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

STERLING MINING COMPANY

Date:	November 14, 2007	By:	/s/ RAYMOND DEMOTTE
Raymond DeMotte, Chief Executive Officer

Date:	November 14, 2007	By:	/s/ JAMES N. MEEK
James N. Meek, Chief Financial Officer