Form 10-K
period 2007-12-31
Sterling Mining CO
filed 2008-04-01
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $108.3 million.

The number of shares outstanding of the registrant’s class of $0.05 par value common stock as of March 25, 2008 was 38,698,828

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

General

Sterling Mining Company (“Sterling,” “we,” or the “Company”) is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing silver and associated base and precious metals. The Company was incorporated under the laws of the State of Idaho on February 21, 1903. The Company is headquartered at 609 Bank Street, Wallace, ID 83873. The Company’s executive offices are located at 2201 Government Way, Suite E, Coeur d’Alene, Idaho 83814. The Company maintains additional offices in Kellogg, Idaho, and in Zacatecas, Mexico, to support our operations.

The Company was founded in 1903 by John Presley. The Company initially staked the East-West Link claims which are still held by the Company. In the first 30 years, early exploration included the driving of six tunnels onto the property. In 1951, Day Mines and later associated entities leased the key Sterling property for exploration purposes. In 1996, Coeur d’Alene Mines Corporation (through a subsidiary) leased the original Sterling East-West link claims. In 1998, the Company embarked on an expansion program in the Silver Valley to add silver exploration prospects. Beginning with 340 acres of mining claims, this expansion program reached a total of over 23,100 acres under control by ownership, lease or option by 2007.

Sterling is generally not affected by seasonality. The only seasonal affect on the Sunshine Mine could be a delay of supplies in the winter due to extreme snowfall preventing delivery of mine supplies.

Business Plan and Plan of Operations

The Company operates in two geographical locations or segments. The first is the Company’s exploration and development of mineral properties in the Northwestern part of the United States, where the Company’s principal focus is on rehabilitating and bringing back into production the Sunshine Mine in Idaho. The other geographical segment is in Mexico, where the Company has, since 2005, been producing at its Barones facility and exploration on its other prospects and projects in and around the State of Zacatecas, Mexico. Certain financial information pertaining to the Company’s geographical segments for the fiscal years ended December 31, 2007, 2006, and 2005, is presented in Note 11 of the Notes to Consolidated Financial Statements of the Company in this report.

The Company’s corporate business plan is to (i) expand its silver assets and production; (ii) explore and develop the Sunshine Mine with an objective of return to full and sustainable production; (iii) develop and implement a capitalization strategy to increase liquidity for shareholders; and (iv) acquire or develop a pipeline of silver prospects and projects designed to provide leverage to silver and cash flow.

The Company has identified the regional mineral geology of the Pacific Northwest, stretching from the U.S.-Canadian border south through Idaho then turning east into Montana, as a possible area for exploration and the Company has particularly focused on the Coeur d’Alene Mining District in Idaho. Within this district, the Company is seeking, through exploration or acquisition, to build a portfolio of assets ranging from exploration prospects to former producing mines. The Company has chosen silver as the prime metal that it will seek to acquire and develop.

The Company’s primary objective is to return the Sunshine Mine to long-term sustained production; thus the Company has placed a heavy emphasis on a revised business plan, exploration and development, and the addition of an “upper country” exploration strategy, as part of its plan to methodically bring the project forward. In late 2005, and through 2006, the Company’s activity with respect to the Sunshine Mine included finalization of the Phase III Mine Planning Study, surface infrastructure rehabilitation, initiation of underground rehabilitation of infrastructure, and expansion of the surface and underground “upper country” exploration program. The Phase III activities included the following: continued renovation and development of the Sunshine Mine; addition of experienced mining professionals with underground mining experience; assessment of the cost of returning the Mine to full production; review of a conceptual mine plan by an independent engineering firm; and development of a final mine plan.

The Company’s business plan for its Mexican properties includes the following: focus on expanding production at its Barones facility; conduct metallurgical tests of exploration properties; drilling and evaluation of these properties in order to develop an exploration program; and seeking joint venture partners.

The Silver Market

Our primary focus is on exploration, development and production of silver. The worldwide demand for silver has exceeded newly-mined production for several years. The difference between demand and supply is primarily being made up by re-melting of bullion and silver coins, and other recycling effects. Much of the future value and/or viability of the Company is dependent on the price of silver, which the Company is unable to control. However, the Company believes, and has established its business strategy accordingly, that if the demand for silver continues to exceed production silver prices will increase further. However, there is no assurance this will occur.

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

According to the Silver Institute, an international industry association of miners, refiners, fabricators and silver wholesalers, Global Silver Fabrication, demand for silver was 841 million ounces in 2006. Global Silver Mine production accounts for just over 646 million ounces, resulting in a significant shortfall. Increased demand is not only from the jewelry (25%) and photographic (16%) sectors, traditionally the largest users of silver, but also from growing demand for silver’s industrial (47%) uses in electrical devices and components such as computers and cellular telephones.

A significant portion of all newly mined silver comes as a by-product in the production of other metals such as gold or copper, thus to a certain degree this means that an increase in the price of silver does not automatically bring about an increase in production as it might other commodities. The mining industry is subject to an increasing amount of government regulation and environmental laws over the last 30 years and is highly capital-intensive, thus to put a new mine into production can take two to five years under the best circumstances.

The Price of Silver and Sterling Mining Company

The price of silver can affect the Company in several ways. A low price of silver may permit the Company to acquire silver assets at a lower cost than would otherwise be the case. An increasing price of silver can affect public perception of the value of the Company and its assets, and improve the revenue potential of present and proposed operations. The Company believes a sustained silver price in excess of $6.50 per ounce, depending on the project, is required to permit the possibility of production by the Company.

The following table sets forth the London Metal Exchange’s high and low prices of silver in U.S. dollars per ounce:

	Silver
Year	High	Low
2000	$5.45	$4.57
2001	4.82	4.06
2002	5.10	4.23
2003	5.96	4.37
2004	8.29	5.49
2005	9.22	6.39
2006	14.94	8.83
2007	15.82	11.67
2008*	$20.92	$14.93

*	Through March 25, 2008

Employees

As of December 31, 2007, the Company had 139 full-time employees in the United States and 45 full-time employees in Mexico. As circumstances require, the Company intends to utilize the service of consultants to provide additional services to the Company.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, such as Coeur d’Alene Mines Corporation and Hecla Mining Company, Stillwater Mining Company, and Kinross, who have greater resources than the Company. In addition, the Company competes with these entities in efforts to obtain financing to explore and develop mineral properties.

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

Future Information and Reports

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meeting of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.  We are also required to file annual and quarterly reports with the Toronto Stock Exchange (TSX) which are filed on SEDAR. The Company’s filings with the TSX are available through its web site at http://www.sedar.com.

The Company maintains a website at the following URL: www.sterlingmining.com.

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

Risks Related to our Common Stock

If we complete additional equity financings, our existing shareholders will experience dilution.

Sterling believes its current working capital will be sufficient, based on the current business plan, to complete the development work necessary to reach full production capacity at the Sunshine Mine. We cannot predict, at this time, what level of production may be achieved, how it will impact revenue in 2008, or whether we will achieve positive cash flow from operations. Should unexpected events affect planned production or cash flow from operations not become positive in 2008 for any reason, we may be required to seek additional equity or debt financing. Any additional equity financing that it obtains or the exercise of existing warrants would have the effect of diluting existing shareholders.

There is limited liquidity for our common stock.

Quotations for our common stock are published on the Over the Counter Bulletin Board, and the TSX. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so, and the lack of liquidity could adversely affect the market price for our common stock.

Risks Related to our Business

We have a limited recent operating history on which to evaluate our potential for future success. We also have a history of net losses.

Although the Company was founded in 1903, the Company was dormant for many years and was reactivated in 1998 with substantial activity beginning in 2003. The Company’s business since that time represents a limited operating history upon which shareholders or prospective shareholders can evaluate the Company’s business and prospects. We have a history of net losses. Furthermore, since our reactivation in 1998, we have not generated sufficient revenues to cover our expenses and costs. If we are unsuccessful in generating our business, results of operations and financial condition will be materially and adversely affected.

The Company has limited capital and has minimal revenue to date and may thus need to obtain additional capital to continue operations.

Over the five-year period ended December 31, 2007, our cumulative revenues were $3,167,459, and we did not have any significant revenues from operations until 2005. As a mineral exploration company, we will sustain operating expenses without corresponding revenues. This will result in significant net operating losses until the Company can bring a property into production or lease, joint venture or sell the properties. The Company will need to obtain additional financing in the future to fund future exploration and development activities or acquisitions of additional properties or other interests that may be appropriate to enhance the Company’s financial or operating interests. If the Company’s exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production. Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.

If the Company fails to obtain additional financing, it will have to delay or cancel further exploration, and it could lose all of its interest in its properties. The Company has historically raised capital through equity financing and in the future may raise capital through equity or additional debt financing, joint ventures, production sharing arrangements or other means. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on acceptable terms, if at all. If additional financing is not available, it may have to postpone the development of, or sell, one or more of its property interests.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•

Mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•

Future metals prices;

•

Environmental, reclamation and closure obligations;

•

Asset impairments, including long-lived assets and investments;

•

Reserves for contingencies and litigation; and

•

Deferred tax asset valuation allowance.

Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in MD&A, Note 1 – Significant Accounting Policies of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimate,” “Our ore reserve estimates may be imprecise” and “Our environmental remediation obligations may exceed the provisions we have made.”

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We derive the rights to most of our mineral properties from unpatented mining claims, leaseholds, joint ventures or purchase option agreements, which require the payment of maintenance fees, rents, or purchase price installments, exploration expenditures, or other fees. In 2005, 2006 and 2007, these fees totaled $ 2,794,511, $3,701,487 and $2,644,491 respectively, and, based on properties in which the Company currently has an interest, are expected to total $473,300 for 2008. If we fail to make these payments when they are due, our rights to the various properties may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. Our ability to purchase, transfer or sell rights to mineral properties may require government approvals or third party consents, which may not be granted.

The Company’s operations in Mexico are subject to risks associated with the conduct of business in foreign countries.

The Company conducts mining, development or exploration activities in the United States and Mexico. The Company’s foreign mining investments are subject to the risks normally associated with the conduct of business in foreign countries. These risks may include invalidation of governmental permits, uncertain political and economic environments, arbitrary changes in laws or policies and limitations on foreign ownership. The occurrence of one or more of these risks could have a material and adverse effect on our interest and investment in foreign properties, or on the viability of affected foreign operations and our results of operations.

The Company could face environmental liabilities with respect to its Sunshine Mine that could have a significant adverse effect on the Company’s results of operations.

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

We inherited the Sunshine Mine obligations under the new Consent Decree when we acquired our interest in the property, which means we may be required to pay royalties if the price of silver is at certain levels when we begin recovering silver from the mine. Other properties acquired by Sterling which surround the Sunshine Mine are not subject to the royalty as Sterling is not a party to the Consent Decree. While we do not expect the royalty payments will impact our ability to operate profitably in relation to operation of the mine or our results of operations when production commences, this history highlights the fact that environmental regulation and litigation for past, present, or future mining operations can have significant effects on a mining company and its ability to operate successfully.

Some of the Company’s directors and officers may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of Sterling’s directors and officers are directors or officers of other natural resource or mining-related companies. These associations may give rise to conflicts of interest from time to time. There is no assurance these conflicts will be resolved in favor or to the benefit of Sterling. If a conflict of interest situation arises and it is not resolved appropriately with respect to the interest of Sterling, the result could have an adverse effect on Sterling’s participation in business opportunities, the manner in which the operations of Sterling are managed, or Sterling’s results of operations.

Sterling’s insurance coverage for its mine operations is limited, so the occurrence of a substantial uninsured loss would have significant adverse effect on Sterling’s financial condition and results of operations.

Insurance coverage for Sterling’s mining operations now and in the future is limited by what is affordable to Sterling and by the types and limits of coverage available at rates that are reasonable in relation to the risk. Sterling’s insurance may not provide sufficient insurance coverage for losses related to property, business interruption, or liability. In addition, Sterling does not have coverage for certain environmental losses and other risks; as such coverage cannot be purchased at a commercially reasonable cost. If a substantial uninsured loss or liability should arise, the resulting expense would negatively impact results of operations and paying for the loss or liability would adversely affect the Sterling’s financial condition.

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

Certain of our United States mineral rights consist of “patented” and “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, patented and unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them.

Our development of new orebodies and other capital costs may cost more and provide less return than we estimated.

Capitalized development projects may cost more and provide less return than we estimate.  If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition.

Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•

Ore reserves;

•

Expected recovery rates of metals from the ore’

•

Future metals prices;

•

Facility and equipment costs;

•

Availability of affordable sources of power and adequacy of water supply;

•

Exploration and drilling success;

•

Capital and operating costs of a development project;

•

Environmental considerations and permitting;

•

Adequate access to the site, including competing land uses (such as agriculture and illegal mining);

•

Currency exchange and repatriation risks;

•

Applicable tax rates;

•

Foreign currency fluctuation and inflation rates;

•

Political risks and regulatory climate in the foreign countries in which we operate; and

•

Availability of financing.

These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates, particularly those for properties that have not yet started producing, may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our operating and nonoperating properties. The economic value of ore reserves may be adversely affected by:

•

Declines in the market price of the various metals we mine;

•

Increased production or capital costs;

•

Reduction in the grade or tonnage of the deposit;

•

Increase in the dilution of the ore; and

•

Reduced recovery rates.

Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our ash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•

Delays in new project development;

•

Net losses;

•

Reduced cash flow;

•

Reductions in reserves; and

•

Write-down of asset values.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining investment plans and many of our costs, may change based on economic factors and actual production experience.

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

Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA. We have made, and expect to make in the future, significant expenditures to comply with these laws and regulations. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes to the U.S. General Mining Law of 1872, and permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict which changes may be considered or adopted and changes in these laws and regulations could have a material adverse impact on our business. Expenses associated with the compliance with new laws or regulations could be material. Further, increased expenses could prevent or delay exploration or mine development projects and could therefore affect future levels of mineral production.

The Company may be significantly affected by fluctuations in the price of silver.

The business and financial performance of the Company will be significantly affected by fluctuations in the price of silver. The price of silver is volatile, can fluctuate substantially and is affected by numerous factors that are beyond the control of Sterling, including industrial and jewelry demand around the world, the strength of U.S. dollars and of other currencies, inflation and regional and global politics. If silver prices should decline significantly and remain at low market levels for a sustained period, the Company would be adversely affected and it may be unable to operate at a profit.

A substantial or extended decline in metals prices would have a material adverse effect on us.

The majority of our revenue is derived from the sale of silver and, as a result, our earnings are directly related to the prices of these metals. Silver prices fluctuate widely and are affected by numerous factors, including:

•

Speculative activities;

•

Relative exchange rates of the U.S. dollar;

•

Global and regional demand and production; and

•

Political and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties.

The following table sets forth the average daily closing prices of silver for 2001 through 2007.

	2007	2006	2005	2004	2003	2002	2001
Silver (1) (per oz.)	$11.55	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37

(1) London Fix

On December 31, 2007, the closing price for silver was $16.74 per ounce.

We may be subject to environment risks and land reclamation requirements for mineral properties that may be financially burdensome.

We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on our operations and financial condition. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price or at all.

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

The Company is primarily focused on locating, purchasing or leasing mining claims in key positions throughout the Silver Valley. Through December 31, 2007, the Company controlled through ownership or lease over 23,100 acres.

The Sunshine Mine property is the flagship of Sterling-controlled landholdings from which to develop other properties and landholdings within the Coeur d’Alene Mining District.

The following map shows the locations of our various properties in the Coeur D’Alene Mining District near Kellogg, Idaho.

The table below summarizes the Company’s Coeur d’Alene Mining District land holdings by property and their corresponding acreage:

Property	No. Claims	Approximate Acreage	Lease Term	Nature of Interest
Coeur d’Alene Mining District Total Sterling Holdings	1,163	23,171
Sunshine Group*	361	6,147

East Silver Valley Group:
Banner Idaho	5	74	—	Own
Beacon light	11	220	—	Own
Boulder Creek	4	80	Until 2023	Lease
Bullion Creek	2	40	Until 2023	Lease
Conjecture Silver	19	200	—	Own
Military Gulch	2	40	—	Own
Rock Creek—Idaho	26	520	Until 2031	Lease
East Silver Belt	243	4,860	—	Own
Silver Mountain Lead 1	N/A	268	—	Own
Silver Mountain Lead 2	24	424	—	Own

Snowstorm	25	500	—	Own

East Silver Valley Group Total	361	7,226

Central Silver Valley Group:
East-West	17	340	—	Own
Noble Group	32	640	—	Own
Idaho-Leadville	67	1,340	—	Own
Royal Apex	4	80	—	Own

Central Silver Valley Group Total	120	2,400	Until 2018	Lease
West Silver Valley Group	8	160	—	Own
Alhambra	32	640	—	Own
Big Iron	17	340	—	Own
Highland Surprise	5	79	Until 2018	Lease
Liberal King	136	2720	Until 2018	Lease
Pine Creek	8	160	—	Own
Silver Bowl	11	106	Until 2018	Lease
New Era	5	82	Until 2018	Lease
State Lease Tracts	N/A	1,110	Annual	Lease

West Silver Valley Group Total	321	7,398

*	Sunshine group includes the leased Chester, Mineral Mountain, Merger, Metropolitan, Bismark and United Mines properties. See “Sunshine Property” table for detail on the Sunshine Group properties.

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

The combination of faults, fractures, folds and favorable host rocks found in the District has created suitable conditions for lead-zinc-silver mineralization. The geology of the District may display little or no indication of mineralization on the surface, and many of the successful silver mines in the District did not realize their full potential and best grade of ore until after a depth of at least 1,700 feet was reached in the development and exploration. Examples include the Galena, Sunshine and Lucky Friday Mines, thus mining claims in the District often require deep drilling from the surface or underground drilling to determine whether commercial grade ore bodies are present. Exploration of land near major mines is often easier to target for exploration and development from existing shafts. In other silver producing areas, a deposit may bottom out at a few thousand feet below surface. However, in the Coeur d’Alene Mining District, this is not necessarily the case, as deep extensions of primarily silver mineralization are faulted and folded, which may have moved the favorable host rocks deeper.

Sunshine Property

Background

The Sunshine Mine was a significant primary silver mine from 1884 to 2001. The mine facility includes extensive underground workings including shafts, levels, raises and ramp systems extending to depths of 6,000 feet below ground and a broad database reflecting over 100 years of exploration, development and production.

The mine ceased production in the first quarter of 2001 as a result of several factors, including the low price of silver and the lack of regular and consistent exploration and development activities. The Company acquired control of the Sunshine Mine in June 2003 through a lease with option to purchase agreement. Beginning in August 2003, and followed by the initial drilling in the fall of 2004, the Company is continuing and expanding an exploration program. The process of rehabilitation of the underground areas of the mine began in 2004. The Company commenced initial production in December 2007 and is methodically working towards returning the Sunshine Mine to long-term sustained production.

Land Position and Ownership

The Sunshine property comprises 5,930 patented and unpatented acres including substantial infrastructure and equipment. Mine workings and surface facilities include: the Jewell surface shaft, two surface access levels, six internal shafts, 17 major underground levels, numerous raises, boreholes, sublevels and inclined haul roads, the Polaris concentrating mill, machines shops, warehouses and offices. The Sunshine property also includes the Chester, Mineral Mountain, Merger, Metropolitan, Bismark and United Mines properties that are leased by the Company. These properties are described in more detail below.

The following table sets out the various properties that comprise the Sunshine property:

Property	Owner	Term of Lease	Patented Claims	Unpatented Claims	Acreage
Sunshine	SPMI	Until 2018	144	47	2940
Sunshine	Sterling	N/A	6	68	1051
Metropolitan	Metropolitan	Until Cancelled	2	67	1020
Chester	Chester	Until 2029	6		106
Bismark	Western Continental	Until 2029	3		62
Mineral Mountain	Mineral Mountain	Until 2029	4		46
Merger	Merger Mines	Until 2029	14		356
Merger CAMP	Sterling below -900 el	Until 2029	21		313
United Mines	United Mines	Until 2012		2	36
Total			202	184	5930

On June 6, 2003, the Company leased the Sunshine Mine and infrastructure, including historical records, from Sunshine Precious Metals, Inc. (“SPMI”) for a term of 15 years. Annual lease payments are $120,000 per year, payable in monthly increments. The Company also agreed to assume approximately $840,000 in outstanding county property tax liabilities and, in a separate transaction, purchased various items of equipment in exchange for $396,000, payable in six monthly installments. The Company has the option to purchase the property at a price ranging from $3.0 to $5.0 million, depending on the spot price of silver as of the date of exercise.

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

The second primary feed is brought to the Silver Summit mine site (east side of the mine) adjacent to Johnson Street in the City of Osburn, Idaho. A small transformer is located at the mine site to provide 480 volt power to surface facilities. The primary feed is taken underground at 13,200 volts via the Silver Summit Tunnel to the Silver Summit hoist room, where it is transformed to 2,400 or 480 volts depending on motor requirements.

Water for mine and processing operational requirements, including fire protection, is supplied via Big Creek, a tributary to the South Fork of the Coeur d’Alene River, upon which sufficient water rights are controlled to provide water for any foreseeable needs. Water conservation is practiced in both mine and processing operations.

Infrastructure

Surface mine plant facilities at the Sunshine Mine include the Jewell Shaft hoisting machinery, compressor plant and distribution system, 13,200 volt electrical substations, complete concentrating mill, repair shops, electrical shop, warehouse, water distribution system, independent fire protection system, heating plant, change rooms, office buildings and the Big Creek tailings impoundment.

The Sunshine Mine is serviced by the Jewell Shaft, Sterling Tunnel and Silver Summit Tunnel and Shaft. The Sterling Tunnel accesses the “upper country” of the mine and connects to the Silver summit Tunnel. The Jewell Shaft is the primary entry and the primary escapeway to and from lower levels while the Silver Summit is used as a secondary access and is the required secondary escapeway from lower levels of the Sunshine Mine. Both shafts are an integral part of the mine ventilation system. Five additional shafts on deeper levels are used for various purposes, including ventilation and water management. The Jewell Shaft, which extends vertically down to the 4,000 foot level is serviced by a Nordberg 700 horsepower double drum hoist for ore, waste and large equipment movement and a separate Nordberg “chippy” (single drum) hoist is used to distribute personnel, small equipment and supplies. The Silver Summit Shaft is serviced by a completely renovated 600 horsepower Coeur d’Alene double drum hoist.

Since 2003, the Company has been actively renovating and maintaining the mine facilities and equipment. Completion of the lower mine’s secondary escapeway was achieved in December 2007 and will allow production to resume from lower levels. Mine activities continue to be guided by a plan developed to rehabilitate the infrastructure and mine plant in order to sustain and increase production that commenced in December 2007.

Mineralogy

Typically the Sunshine ore consists principally of tetrahedrite, the high silver-containing copper antimony sulfide. This silver bearing tetrahedrite is properly called freibergite. Freibergite contains three to thirty percent silver substituting for the copper in the crystal structure. Galena is present in the West Chance Vein.

Reserve Statement

Sterling commissioned Behre Dolbear & Company (USA), Inc. (Behre Dolbear), an independent consulting firm, to provide a feasibility analysis of the re-start of operations at Sterling’s Sunshine Mine in the Coeur d’Alene Mining District at Big Creek near Kellogg, Idaho, and based on the feasibility analysis, determine the Proven and Probable Reserves present at the property.  Behre Dolbear produced a report titled “Sterling Mining Company, Sunshine Mine, Phase 2, Development of Mineable Reserves and Re-start of Sunshine Mine Operations.”

The report on the analysis reads in part “Behre Dolbear has verified that the plans for future operations have been based on adequate data formulated in accordance with sound mining and engineering practice, to assure that the mine can achieve its intended capacity within the capital and cost budget estimates.”  The report adds “This Phase 2 feasibility study indicates that 23,486,698 ounces of silver, currently [sic] classified as Mineralized Material has been brought into the classification of Proven and/or Probable Reserves.”  It was noted in the report that “Behre Dolbear has not included unidentified mineralization in the mining reserve and has restricted the economic analysis to Proven and Probable ore reserves.

Sterling did not mine any of the proven and probable reserves during the fiscal year ended December 31, 2007, but has begun mining these reserves in 2008.  A 15% mine recovery loss was deducted to arrive at Behre Dolbear’s estimate of Mineable Proven Reserves presented herein. The proven and probable reserves at Sterling’s Sunshine Mine at December 31, 2007 are shown in the table below as developed in the Behre Dolbear report.

Sunshine Mine Reserves
Reserve Category	Short Tons	Grade oz/t (1) (2)	Ag Ounces
Proven	1,049,396	22.1	23,237,689
Probable	11,577	21.5	249,009
Total	1,060,973	22.1	23,486,698

(1)  Silver grades are rounded numbers

(2)  The above reserves were calculated using operating costs of $6.92 per Ag oz., and a silver price of $10.00.

Metallurgy and Milling

The current metallurgical facilities include a 1,000-ton per day flotation mill with a projected silver recovery rate of 96 to 97 percent. Both silver and lead concentrates were formerly produced and shipped to the former ASARCO East Helena Smelter which is now closed. Future production could most likely need to be shipped to an offshore smelter. Sunshine silver concentrate typically exceeds 1,000 ounces per ton silver.

In 2006, Sterling purchased a tailings pond, critical to the disposal of tailings after ore processing, and related water discharges.

In September 2007, the Number 3 ball mill was returned to operation allowing processing of upper country vein material that culminated in shipping the mine’s first concentrates to a smelter in December 2007. The Company is currently studying terms and options for a longer term smelter contract.

Environmental

The Sunshine Mine, which Sterling acquired in 2003, operated near continuously from 1884 to 2001, with various changes in production levels and extraction, beneficiation and processing method since that time. As such, many process emissions, discharges and waste management activities may be grandfathered under the state and federal regulatory framework. Further, the land position involves mostly patented claims; therefore surface and underground operations have required less regulatory burden that would have been the case if incurred on unpatented mining claims. In addition, in late 1998, Sunshine Precious Metals, Inc. implemented a Consent Agreement which settled various issues with the EPA, State and Coeur d’Alene Tribe. The Company has a full-time Environmental Manager, an Environmental Specialist, and a part-time Environmental Compliance Manager, who continually review environmental matters and requirements for future plans.

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

The Company operates in an environmentally sensitive area and nearby is a “Superfund” designated site. It is to be expected, notwithstanding the consent decree signed in 2001 by the former operator, that ongoing environmental issues will require our attention.

Prior to closure, the Sunshine Mining Company settled a natural resources damage suit with the federal government that gave surface rights to many patented claims to the Environmental Protection Agency (EPA) and the Coeur d’Alene Tribe. The settlement included a royalty payable to the Coeur d’Alene Tribe that is indexed to the price of silver for production from those claims owned by Sunshine at the time of the suit. This action limits future disturbance on the surface covered by those claims and may result in the need for negotiations for any future surface access. However, it is important to note that all access by way of underground workings for either exploration or production was retained by the mine.

After closure of the mine, Sunshine Mining Company sold the Big Creek tailings impoundment, the antimony plant and silver refinery to Essential Metals Company, but retained rights to use the impoundment. This right to use the tailings impoundment was covered in the Company’s lease agreement. In 2006, the Company purchased the tailings impoundment from Essential Metals Company.

A water treatment facility is being installed to treat mine waters from dewatering activities. The Company will continue to review water treatment technology for potential improvements to the system being installed.

One other significant environmental issue is site remediation and reclamation following ultimate closure. The Company has purchased a Certificate of Deposit, required by the state to address the issue of future mine remediation and reclamation costs.

Business Plan

The Company established a goal of returning the Sunshine Mine to long-term, sustainable production. To this end, the Company has developed a three-phase plan to accomplish this goal.

The Sunshine Mine or the associated properties had been in continuous operation for 100 years, and the extensive quantity of geologic, mine, and operational data provide a unique opportunity to assess the property and develop costs associated with resuming production. Previously, Sunshine Precious Metals, Inc. developed a ten-year plan that was peer reviewed by outside experts in 1999. The Company plans to use this data, projected costs and other pertinent information to support its project review. The mine has been idle for several years; hence there will be additional startup costs beyond those identified in the original plan developed several years ago. The Company has been working to update the plan with current economic information and assess the rehabilitation required.

In April 2007, the Sterling Tunnel Project was completed with the underground mining contractor advancing the project 2,519 feet during the year, including 164 feet of tracked drift to connect with the Silver Summit – Polaris Tunnel. The contractor continued with secondary excavation work totaling 880 feet to access portions of the Sunshine vein structure west of Polaris workings and 167 feet of track drift to start a diamond drill access east of Polaris workings.

The Company’s underground diesel equipment began arriving on site in July and Sterling mining crews began limited mining activities in August. In addition to starting a second crosscut to the Sunshine vein, crews began drifting on mineralization in an unmined portion of the Sunshine vein west of the historic Polaris mine area. By year end crews had completed 876 feet of vein drifting on the initial (I-drift)  cut and a second cut that yielded approximately 5,630 tons of mill feed containing an estimated 32,408 ounces of silver based on daily vein sampling.

To the east, crews resumed Polaris track drift development advancing 142 feet to complete a drill station currently in use to explore lower elevations of the Sunshine-Polaris veins and the Yankee Girl vein 1,200 feet to the south. In addition to “upper country” mining, Sterling crews excavated 110 feet of track drift adjacent to the Jewell Shaft for a primary 13,200 to 2,400 volt substation to feed 2700 and 3100 levels.

During 2007, the Company completed underground diamond drilling from locations in the Sterling Tunnel and the connecting Silver Summit drift. Diamond drilling for the year totaled 18,355 feet of which 7,493 feet was in-house and 10,862 feet contracted. Drill results continue to guide additional drilling and exploration activities in the “upper country” of the mine. Diamond drilling to guide stope development below 2700 level in the West Chance commenced in February 2008.

After 18 months of rehabilitation, re-engineering and repair, the Silver Summit hoist became operational on August 10, 2007, and was certified to carry personnel to begin shaft repair in September. Shaft repair crews working on a double shift basis reached 3000 level on December 20, 2007, thus completing the lower mine’s secondary escapeway system. In-depth rehabilitation work on 3000 is currently in progress; however, the secondary escapeway was inspected and approved for use in January and February, 2008.

Re-establishment of the escapeway system allows mining activities to proceed on the 2700 and 3100 levels of the mine where production was suspended by former operators in February, 2001. Following re-establishment of communications and compressed air, work was accelerated to re-establish electrical services across 3100 in order to supply power for fans, pumps, drill jumbo and shop facilities that service the Sunshine ramp production and development area. Similar work is underway on 2700 level in the West Chance ore zone to restart production from that area.

Sterling mill and maintenance crews returned the concentrating facility to operational status using the Number 3 ball mill in late September. The regrind mill and Number 2 ball mill became operational in January and February 2008. Installation of a conveyor feed system to allow upper country ore to be introduced into the coarse ore bin was completed. Vein material from exploration drifting on the Sterling Tunnel level currently provides mill feed that will be augmented by 2700 and 3100 level production in early 2008. Resulting concentrates are stockpiled until an appropriate amount is available for shipment to a smelter. Concentrate load-out facilities were renovated during the year including a new heated, environmentally engineered truck loading pad. The first shipment of concentrates to a smelter was made on December 20, 2007 thereby marking the Sunshine Mine’s return to production.

Jewell shaft dewatering began in April 2007, since then water in the shaft has been lowered 95 feet and is currently 220 feet below the 3100 level. Progress was slowed late in the year by receiving additional quantities of water from 3000 level in advance of Silver Summit shaft repair. Water treatment equipment located adjacent to the tailings pond was installed and made operational during the year. Start-up tailings will report to the tailings pond and sand storage tanks until renovation of the underground sandfill distribution system is complete in early 2008. Until the system is operational, waste rock from mine development will be used to fill stopes in order to maintain ore production. During the year the 14-inch tailings distribution line around the pond was renovated and an 8-inch water line from the mine was completed to enhance mine dewatering.

The Company hired 88 full time employees at the Sunshine Mine during 2007. The total mine workforce at year end was 118 employees. The mine continues to hire as operations expand.

Five-1.25 cubic yard and four-2.5 cubic yard underground diesel loaders for development and production, three single-boom hydraulic drill machines for development and one seven-ton haul truck were received during 2007. The Company continued to order and receive equipment and supplies and re-stock the mine warehouse to meet the development plan and production goals.

Other Sunshine Group Properties

The Chester, Bismark, Merger, Mineral Mountain, Metropolitan and United Mines properties are included in the Sunshine Property group. For the most part, these properties were originally leased by SPMI prior to its bankruptcy in 2001.

Chester and Bismark Group

In 2004, the Company leased the Chester and Bismark claim groups pursuant to a 25-year lease, renewable for an additional 25 years. The lease, which expires in 2029, requires the annual payment of 50,000 shares of the Company’s common stock, a $7,200 annual advance royalty payable in monthly installments, and a 4% Net Smelter Return (“NSR”). The Company has no work obligations under the lease. Specifically, with respect to Chester Mining Company we lease six patented mining claims covering 106 acres, which are part of the Sunshine Mine property. In October 2006, we entered into an agreement with Chester Mining Company under which we sold 50% of our interest in the Tabasquena Mine in Mexico for 600,000 restricted common shares of Chester Mining Company. Under a separate agreement, we issued 400,000 restricted shares of our common stock to Chester Mining Company in exchange for 675,000 outstanding common shares of Chester Mining Company. As a result of these transactions we now hold approximately 47% of the issued and outstanding common shares of Chester Mining, which management believes to be to the advantage of the Company because of its leasehold interest in Chester Mining Company’s patented mining claims described above.

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

The Merger claim groups consist of 35 patented lode claims. The northerly section of the property (21 patented claims) is part of the CAMP project between Coeur d’Alene Mines Corporation, Plainview, and Merger, leased to Silver Valley Resources, Inc. (Coeur d’Alene Mines Corporation), and the southerly section (14 patented claims) is located between Sterling’s Sunshine and Link property. Production from the CAMP ground above a minus 900 feet sea level elevation is for the benefit of the CAMP interests, while production from below this elevation (approximately 3,600 foot level Sunshine) is part of the Sunshine Mine and would benefit Sterling.

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

Future exploration program may include geochemical sampling, expansion of geophysics and/or surface diamond drilling. At such a time as conditions permit, underground exploration activities will resume at depth on Merger ground. Rehabilitation and development of the Sunshine Mine will be a key factor in this future exploration.

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

Beacon Light Property Option Agreement

On May 9, 2007, we entered into an agreement with Silver Fields Resources Inc., by granting it an option to acquire an undivided 75% interest in the Beacon Light Property, consisting of eleven mineral claims covering 220 acres, located in Shoshone County, Idaho. The agreement provides for cash payments of $75,000 over four years, issuance of 400,000 shares of Silver Fields Resources common stock to Sterling over four years and minimum expenditures of $115,000 by January 2010. If and when the option is exercised, the parties will execute a Joint Venture Agreement for future exploration and development of the property.

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

Silver Royal Apex. Historical reports indicate several thin veins are found in the Burke Formation on the footwall of the Carpenter Gulch Fault. Historical assays suggest that the silver is carried by tetrahedrite, with gangue minerals consisting of quartz and siderite consistent with Silver Belt style mineralization.

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

In June the Company signed an Options Agreement with Aura Silver Resources Inc. They have a right to acquire a 50% interest in the Pine Creek property for a payment of $40,000 on signing. The Agreement calls for $200,000 on the first anniversary of the effective date, $250,000 before December 31, 2008, $550,000 on or before December 31, 2009, and $2,000,000 on or before December 31, 2010. In addition, Aura will issue 1,000,000 common shares to Sterling over a four year period. This Agreement was cancelled on February 8, 2008.

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

Work Plan

The Company plans to advance its geological knowledge of the area on its own or in joint venture exploration agreements; however no definitive plans for 2008 have been established.

MEXICO PROPERTIES

Overview

In March 2004, the Company formed a 99% owned subsidiary in Mexico, Sterling Mining de Mexico S.A. de C.V., and through this subsidiary, the Company now owns interests in several mineral properties in the Zacatecas region of Mexico. The Company entered the Mexican market in 2004 with the intention of providing greater diversification of silver interests, developing mining properties for near- to medium-term production, and building a base of prospects and properties that would add to our silver assets. The Company periodically evaluates whether particular Mexican mining concessions it controls would add more value if operated with joint venture partners or if such arrangements would enhance the timing of exploration and development of these projects in support of our overall corporate objectives. The principal projects targeted were the Barones and the San Acacio properties. In November 2005, the Barones commissioning process began and in late March 2005, processing capability was achieved.

Under Mexico’s mining claim system, mining claims/concessions are divided between exploration concessions (valid for six years) and exploitation concessions (valid for 99 years). Thus, during the exploration concession stage, certain activities must be conducted, such as the completion of a land survey of the property; then application for exploitation concession may be made.

As of December 31, 2007, the Company had 45 full-time employees in Mexico.

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

Central Mexico is known for silver, lead, zinc and gold deposits. These occur as epithermal veins, locally with bonanza grades, and related manto replacement bodies. Major vein deposits in the area include those at Fresnillo and Zacatecas. Much of the epithermal mineralization is hosted by Lower Tertiary volcanic rocks and is mid-Tertiary in age. Some deposits are hosted by Upper Jurassic-Lower Cretaceous volcanic rocks (e.g., veins around Zacatecas) and Lower to Upper Cretaceous carbonates and silicilastic sedimentary rocks (e.g., Real de Angeles), although the mineralization is still interpreted to be Tertiary. Cretaceous sedimentary rocks also host the Franciso I. Madero has been postulated to be sedex-type mineralization, although a high temperature replacement origin has also been proposed. The possible sedex origin of Franciso I. Madero was the first indication that syngenetic sulfide mineralization might exist in the Zacatecas area. Volcanic rocks in the lower part of the stratigraphy, the Upper Jurassic to Lower Cretaceous Chilitos Formation, were recognized as submarine sequence containing extensive pillow basalts, but volcanogenic massive sulfide (“VMS”) deposits were not considered a serious exploration target.

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

Mineralization

The mineralized structures in the Zacatecas mining district can be divided into three vein systems, based on their orientation, age and ore assemblages: (i) the silver-base metal system, considered the most important; (ii) the silver-gold selenium system; and (iii) the fluorite bearing system. The silver-base metal system is the most extensive and economically important and has been exploited in the Panuco, Veta Grande, Mala Nocher, and Cantera zones, as well as in the Bote and San Rafael areas (the latter located south of the Cantera Vein). In the last areas, the silver-gold selenium system is also present.

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

Work Program

The Company conducted ongoing data compilation and began a rehabilitation effort of the Purisima and Refugio tunnels. Trenching was conducted for sampling purposes.

The Company will consider opportunities for a joint-venture or other similar arrangements to speed up the implementation of the work program, but no such opportunities are presently under consideration, except as noted below.

The Barones Silver Project

Land Position and Ownership

The Barones plant, located four kilometers north of Zacatecas, is approximately 40 hectares in size, of which the Barones tailings cover 12.5 hectares to a depth of up to 30 meters. The tailings are finely ground and readily accessible on the surface. The Barones Tailings project consists of a thiosulfite vat leaching plant designed to process the Barones tailings and other oxide ore. An on-site 18-vat plant and supporting infrastructure has been constructed by Sterling, and this facility commenced production in late March 2005. Currently with the inclusion of San Acacio material in processing, each vat is processing 200 to 270 metric tons per cycle. The plant is capable of producing both precipitate and dore bars. Sterling is currently shipping the precipitate product to a local smelter.

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

Processing Plant

The Barones project was acquired via a long-term lease in early 2004. The plant currently has 18 leach vats in use. Capital improvements include the completion of a crushing facility in July of 2007. The crushing operation in the third and fourth quarters of 2007 enabled the company to process high grade ore and realize increased recoveries and production.

Work Plan

A copper recovery system currently being planned is expected to lower costs. Increased precipitation plant capacity is under construction with the goal of increasing recovery and mill capacity. Sterling will evaluate the current plant as it reaches a steady production output. The results of this evaluation will help determine the feasibility of developing further processing capability.

The San Acacio Mine Concession

Land Position and Ownership

The San Acacio Mine concession contains the southeastern half of the Veta Grande Vein in the Zacatecas mining district. The concession is located 6 kilometers due north of the city of Zacatecas. There are numerous underground workings in the concession but most of the historic workings are inaccessible due to caving and flooding.

In April 2007, Sterling approved a memorandum of understanding as previously disclosed.  On March 4, 2008, an Earn-In Agreement was signed between , Sterling Mining Company, Sterling Mining de Mexico S.A. De C.V., Source Exploration Corporation and Roca Verde Exploracion de Mexico S.A. de C.V. grants two options to Roca Verde.  The First Option is in 75% interest in the Asset and the Second Option grant an additional 15% interest in the Assets. To maintain a good standing in the Options, Source Minerals shall make cash payments and underlying payments, incur expenditures and issue Source Shares as follows:

Cash Payment	Date Due
$137,064.07	February 2, 2007(1)
$220,000	June 25, 2007(1)
$100,000	December 31, 2008
$100,000	December 31, 2009
(1) The Parties confirm and acknowledge that these amounts have been paid to Sterling Mexico

On or before the dates set out below, make the following Pre-Production Royalty Payments to Sterling Mexico

Cash Payment		Date Due
$150,000	(2)	May 19, 2007(1)
$150,000	(2)	April 19, 2008
$150,000	(2)	April 19, 2009
$3,500,000		April 19, 2009
(1) The Parties confirm and acknowledge that these amounts have been paid to Sterling Mexico (2) These amounts are collectively referred to as the “Pre-Production Royalty Payments”.

On or before the dates set out beloo9w, issue the following Source Shares to Sterling Mexico;

Source Shares	Date Due
800,000	June 25, 2007(1)
3,000,000(2)	Effective Date
(1) The Parties confirm and acknowledge that these Source Shares have been issued. (2) These Source Shares to be issued and vested in accordance with following statement (*)

Incurring Expenditures are as follows: (a) on or before the first Anniversary Date, completing not less that $1,000,000 in Expenditures; (b) on or before the second Anniversary Date, completing not less that an additional $1,000,000 in Expenditures. The 3,000,000* Source Shares to be issued on the Effective Date. By Source in three separate share certificates each representing 1,000,000 Source Shares and registered in the name of Sterling Mexico. 1,000,000 of such Source Shares shall vest on the Effective Date and shall be delivered by Source to Sterling Mexico on the Effective Date. The remaining two share certificates representing 1,000,000 Source Shares each (for an aggregate of 2,000,000 Source Shares) shall be delivered to the Escrow Agent on the Effective Date and held pursuant to the Escrow Agreement to be released as follows:

Source Shares	Registered Name	Date Due
1,000,000	Sterling Mexico	December 31, 2008
1,000,000	Sterling Mexico	December 31, 2009

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

Work Plan

Sterling has successfully processed material from San Acacio dumps and backfill with positive results. Sterling has permitted an expansion of the Barones plant for production processing of the San Acacio material. Sterling has initiated rehabilitation efforts to gain entry to one or more adit levels of the mine. Once safe entry to the underground working is established the vein can be assessed for geologic and metallurgic purposes. Additional drill programs will be developed from both surface and underground. The goal of future drilling will be to extend the system both on strike and down dip. See above agreement.

El Morro Area

Land Position and Ownership

Sterling has established a property position in the Morro Hill area. This area is located west of the town of General Panfilo Nateras and south of the highway to Ojocaliente and includes the La Griega, (Melanie), Aventura, and Nueva Andromeda concessions. The Company entered into a mining claim exploration concession that expires in 2009.

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

Work Plan

Limited geological work has been done on the property.

Vetas Negras/Esperanza

Land Position and Ownership

The Vetas Negras (Black Veins) veins are located 13 kilometers to the east of the municipality of Luis Moya, and 60 kilometers from the city of Zacatecas. Access is from Zacatecas using the highway that leads to Aguascalientes, through Ojocaliente and Luis Moya. The Vetas Negras property, though small, lies adjacent to an area which has been thoroughly drilled by Mineral Frisco. It has been reported that Mineral Frisco intends to mine this adjacent property by open pit methods with an estimated production of 5000 tons per day. The property consists of two titles, 1) Ampliacion Vetas Negras and 2) Ampliacion de Vetas Negras. These properties total 86 hectares. About eight shallow pits and three cuts are present on the property. The Company entered into a mining claim exploration concession that expires in 2009.

In 2007 the Company signed an Options Agreement with Silver Fields Resources Inc. They have a right to acquire a 75% interest in the Property for total payments of $85,000, $25,000 on signing, $20,000 on or before March 31, 2008, $20,000 on or before March 31, 2009, and $20,000 on or before March 31, 2010. The Agreement calls for a minimum work expenditure of $100,000 on or before March 31, 2008, $200,000 on or before March 31, 2009, and $300,000 on or before March 31, 2010. In addition, Aura will issue 400,000 common shares to Sterling over a three year period.

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

Work Plan

The joint venture exploration partner has conducted the initial exploration work.  The results are pending.

Tesorito – Tabasquena

Land Position and Ownership

The Tabasqueña Mine concession is located in the Ojocaliente mining district in the state of Zacatecas, Mexico. This concession is located several kilometers east of highway 45 and north of the road between the towns of Ojocaliente and Jarillas. The concession contains two vertical shafts and approximately 180 meters of underground workings to a depth of 50 meters. The Company entered into a mining claim exploration concession that expires in 2009.

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

Work Plan

Exploration began via a small-scale drill program.

Arturo

Land Position and Ownership

The Arturo lot is located in northern Zacatecas State in the Jimenez de Teul mining district. The property consists of a single lot of 589.24 hectares. There are no known mineral occurrences on the lot, but there are several Au-Ag-Cu mineralized occurrences to the north, south and east of the concession.

On May 9, 2007, Sterling entered into an agreement with Silver Fields Resources Inc., granting them an option to acquire an undivided 75% interest in the Arturo Property, consisting of exploration concessions covering 1,615 hectares, located in Zacatecas, Mexico. The agreement provides for cash payments of $85,000 over four years, issuance of 400,000 shares of Silver Fields Resources common stock to Sterling Mining Company over four years and minimum expenditures of $600,000 by March 2010. If and when the option is exercised, the parties will execute a Joint Venture Agreement for future exploration and development of the Property.

History

There is no known mining or exploration history on the concession.

Geology

Geology consists of rhyolites of the lower Upper Volcanic sequence. The rhyolites are mineralized in this area.

Work Plan

The property under the existing agreement is to be explored by Silverfields.

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

La Chapis

Land Position and Ownership

The La Chapis concession is located is located approximately five kilometers east of Ojocaliente and approximately 60 kilometers southeast of the city of Zacatecas. Access is from Zacatecas using the highway that leads to Aguascalientes, through Ojocaliente, then east on secondary roads. The 2,000 hectare property lies less than two kilometers south of the highly mineralized Cerro El Morro area. Sterling geologists became interested in the La Chapis claim when silicified material was noted in rocks culled from cultivated land and piled along access roads to the fields. The silicified material is similar to that found in epithermal vein systems such as are present at Cerro El Morro. Some of the silver veins exposed at Cerro El Morro may project into this area.

The property consists of a single exploration concession. Sterling is purchasing the concession for $25,000 in two annual payments. The concession holder will retain a 2% Met Smelter Revenue interest. Sterling is committed to $250,000 in work on the property over the next three years.

History

The property has not received the benefit of modern exploration methods and so is at an early stage of exploration.

Geology

There are few outcrops on the concession. Rocks culled from the fields suggest that veins and silicified zones that may be present are hosted in a combination of Indidura Formation of Cretaceous age, and slightly metamorphic rocks of the Jurassic Chulitos Formation. The Upper Cretaceous Indidura Formation includes alternating grey argillaceous limestone and calcareous limonite. Outcrops of Miocene rhyolite north of the area are dense rhyolite composed of quartz, feldspar, and clay. Loamy soils cover most of the area. Mineralized zones are inferred based on material gleaned from cultivated land.

Work Plan

Sterling is currently drawing up plans for exploring this area using geophysics followed up by geochemical prospecting.

Jimenez de Teul

Land Position and Ownership

The project represents a major land package in western Zacatecas, consisting of 7,601.45 hectares, located near the town of Jimenez de Teul, Zacatecas Mexico. It surrounds Sterling’s Arturo claim, presently under joint venture with Silver Fields Resources Inc. The acquisition gives Sterling control of most of the Jimenez de Teul mining district.

This property consists of 11 separate mining concessions: Santa Roslaia, Santa Rosalia F-1, Reyna Maria, El Tragedias, Sutti, Sutti 1, Sutti 2, Reyna Sofia, Arturo, Arturo F-1 and Karina. Note that the Arturo is not the same as the concession by the same name already controlled by Sterling in this district.

Sterling is purchasing the concessions for $100,000 in cash with an additional $150,000 in cash or Sterling common stock at a price of $4.25/share. The concession holder will retain a 2% Net Smelter Revenue interest. Sterling is committed to $250,000 in work on the property over the next three years.

History

Precious metals were found in the area fairly recently by Mexican standards. The district was likely first exploited in the very late 19th century. The only known mining records report 1,038 kilograms of silver and 25 tons of lead produced between 1983 and 1987. There are no records from the turn of the century mines.

Geology

The underlying rocks consist of limestone and shale of the Indidura Formation of Cretaceous Age. Stocks and dikes of rhyloite porphyry occur as intrusions in the Indidura Formation. Miocene age rhyolite tuffs cover much of the area.

Known mineral deposits consist of northeast striking veins of gold, silver and lead, and replacement zones along the contact of rhyolite dikes and stocks and the Indidura limestone. In addition, exploration by another mining company in 1996-97 discovered wide zones of stockworks adjacent to rhyolite domes reportedly containing silver and gold, and the exploration indicated that other zones, such as the Iron Sombrero, have gold potential.

Work Plans

Sterling’s exploration plan will focus on examining and sampling multiple alteration zones on the property and identifying targets for drill testing.

Cuatro Cienegas Property

Land Position and Ownership

The property consists of six mining concessions in three non-contiguous groups covering approximately 3,409 hectares. The property is located near the town of Cuarto Cienegas in Central Coahuila State, Mexico. It is approximately 10 kilometers to the south by paved and graveled road, but well outside of the environmentally sensitive valley of Cuatro Cienegas.

Sterling signed an agreement on April 10, 2007 with Enrique Gaytan Enriquez and Ezequiel Aguero Zamudio under which it has the right to acquire the Cuatro Cienegas sandstone-hosted copper-silver deposit located in Coahuila State, Mexico. Under the terms of the agreement, Sterling has the right to acquire a 100% interest in the Property, subject to a 2.5% Net Smelter Revenue interest by making payments totaling $550,000 as below:

•

$50,000 on signing (paid)

•

$100,000 on the first year anniversary of signing

•

$100,000 on the second year anniversary of signing

•

$100,000 on the third year anniversary of signing

•

$100,000 on the fourth year anniversary of signing

•

$100,000 on the fifth year anniversary of signing.

History

Previous work on the property consists of a few small exploration adits, and sampling done by the underlying land owners. There has been some sampling done by a major mining company in the region, but that data was unavailable at this time. The underlying landowner contracted with Servicios Geologico Mexicano to investigate the metallurgy of the deposit. Column leach tests have returned recovery of silver using sulphuric acid and cyanide. Sterling intends to continue metallurgical testing on representative samples.

Geology

The property is underlain by Early Cretaceous limestone, shale, sandstone and conglomerate related to the Early Cretaceous Coahuila terrane, a suspect tectonic block that became attached to the American continent sometime in the Early to Middle Cretaceous. Copper-silver mineralization is hosted in the lower sandstone and conglomerate units. The primary copper minerals are not known at this time.

Sterling collected three samples during its initial assessment of the property. All assay samples were transported directly to Sterling’s production facility in Zacatecas where they were analyzed using fire assay and AA techniques. The results of these grab samples are presented below:

Sample	Description	Ag, g/t	Cu, %
IN1-1	Grab sample from the northwest part of project	176	3.33
ADR-1	Grab sample from supergene enriched zone in valley floor	51	3.23
GRA-1	5 meter channel sample from discovery outcrop	81	4.48

Work Plan

Sterling plans to map and sample the concessions in detail and follow up sampling with a trenching program. A bulk sample will be collected for additional metallurgical testing and mineralogical studies. The goal is to quickly assess the known mineralized areas and the potential for expansion as early as possible in the life of the agreement. Assuming favorable results, additional bulk sampling, diamond drilling and exploration drifting will be planned.

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

Work Plan

The Company intends to prepare a scale geologic map of the entire project area, including the adit and trench area. Thereafter, the Company will consider adopting a plan for drilling test holes to evaluate the two mineralized Revett horizons. The Company will also evaluate reopening the caved Lucky Luke adit for underground mapping and sampling.

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

Potential for strataform copper-silver mineralization in the Upper or Lower Revett exists on both sides of the Bull Lake Fault. The Bull Lake Fault is a major north trending structure, easily identified on the ground, with much local folding and slickensides. A major reason to pursue this target is the presence of the Bull Lake Fault—a large un-tested structure. Target depths will range from 1,000 feet on the west side to +2,000 feet on the east side.

History

In 1983, the property was acquired by U.S. Borax, as a result of a reconnaissance exploration program conducted for Revett copper-silver deposits. U.S. Borax staked 23 claims on the prospect, and conducted mapping and sampling. U.S. Borax and its successor Kennecott Exploration Company held the property until the early 1990’s.

Work Plan

The only work the Company may pursue on this property is the preparation of more detailed mapping to more accurately define the location of the Wallace/St. Regis/Revett Formation rock units on the property.

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

Geology

The Minton Creek Pass claim group hosts metasedimentary rocks of the Belt Supergroup. Vast areas of the Belt Supergroup contain strataform silver-copper occurrences, which are hosted by quartzites of the Revett Formation. These are found primarily within the Montana Copper Sulphide Belt, which covers some 1,600 square miles.

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

Work Plan

The only work the Company may pursue on this property is the preparation of a geologic map of the entire project area.

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

Trout Creek Project

Land Position and Ownership

The Company has acquired lease rights to 18 claims of the Trout Creek deposit in Northwestern Montana (JESTEC Group), located approximately six miles west of the town of Trout Creek. The Trout Creek property expands the Company’s presence in the Montana Silver-Copper Sulfide Belt.

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

Deposit: A natural occurrence of mineral or mineral aggregate, in such quantity and quality to invite exploitation.

Development: Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Diamond Drill: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dike: A tabular body of igneous rock that has been injected while molten into a fissure.

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

EPA: Environmental Protection Agency.  A part of the United States government that enforces environmental laws and provides information and guidance to policy makers.

Epithermal: Low temperature, hydrothermal, vein forming deposit created near the surface of the earth.

Exploration: Work involved in searching for ore, usually by drilling or driving a drift.

Fissure: An extensive crack, break or fracture in rocks.

Footwall: The rock on the underside of a vein or ore structure.

Flotation: The separation of the particles of a mass f pulverized ore according to their relative capacity for floating on a given liquid.

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

Intrusive: Igneous rocks that crystallize below Earth’s surface.

Level: The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

Limestone: A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode: A mineral deposit in solid rock.

LOM: Life of Mine.  The period of time for which a mine may continue to operate.

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

Mineral Resource: The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study (as defined in the Definition Standards on Mineral Resources and Mineral Reserves adopted by the Canadian Institute of Mining, Metallurgy and Petroleum).  This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.  A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

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

NPDES: National Pollutant Discharge Elimination System. A permit program of the EPA that controls water pollution by regulating point sources that discharge pollutants into waters.

Ore: Material that can be mined and processed at a positive cash flow.

Orebody: A natural concentration of valuable material that can be extracted and sold at a profit.

Ore Reserves: The calculated tonnage and grade of mineralization which can be extracted profitably; classified as possible, probable and proven according to the level of confidence that can be placed in the data.

Ounce: A troy ounce.  There are 14.5833 troy ounces in one pound.

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

Probable (Indicated) Reserves: The economically mineable part of an Indicated and, in some circumstances, a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.  This Study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven (Measured) Reserves: The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.  This Study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

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

Sedex: An abbreviation for sedimentary exhalative, which are ore deposits that are interpreted to have been formed by release of ore-bearing hydrothermal fluids into a water body resulting in the precipitation of ore.

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

Ton: A short ton. There are 2,000 pounds in a short ton.

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

As initially reported in our report on Form 10-Q for the quarter ended June 30, 2006, in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company.

The plaintiffs claim that several Company directors fraudulently induced the plaintiffs to invest in the Company and various other entities affiliated with the directors. The case was originally filed in federal court in the Western District of Washington, but was transferred to the District of Idaho in September 2006. Discovery has commenced. The plaintiffs initially assert claims for fraud, violation of Washington and Idaho securities laws, and violation of Idaho’s RICO statute, among other things, against Sterling, but most all were dismissed for failure to state actionable claims. Plaintiffs filed another amended complaint in October 2007, which limits the claims against Sterling to common law fraud. Motions to dismiss the latest complaint on the part of the Company and its directors are pending. The Company intends to defend the case vigorously, unless acceptable terms of settlement can be achieved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market price, stockholder matters, and unregistered sales

The Company’s common stock trades in the over-the-counter market and quotations for the common stock are listed in the Over the Counter Bulletin Board (“OTCBB”) and were formerly listed in the “Pink Sheets” published by the National Quotation Bureau under the symbol “SRLM.” The Company is also traded on the Toronto Stock Exchange (“TSX”) and the Frankfurt Exchange (“FWB”).  The following table sets forth, for the respective periods indicated, the prices of the Company’s common stock in the over-the-counter market, as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2006	4.60	4.45
June 30, 2006	4.20	4.05
September 30, 2006	3.95	3.85
December 31, 2006	3.16	3.03
March 31, 2007	3.34	2.78
June 30, 2007	4.55	3.19
September 30, 2007	4.22	3.32
December 31, 2007	3.94	2.55

Holders

As of December 31, 2007, there were approximately 810 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Repurchases of common stock

There were no repurchases of equity securities by the Company during 2007.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	810,000	4.00	1,290,000
Equity compensation plans not approved by security holders	--	--	--
Total	810,000	4.00	1,290,000

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2007. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Sterling. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005	2004	2003
Net Revenues	$1,888,573	$887,524	$491,716	$62,873	$8,448
Loss from operations	$(19,230,025)	$(6,568,432)	$(4,255,611)	$(5,001,375)	$(4,338,246)
Net income (loss)	$(18,726,144)	$(5,230,395)	$(4,548,957)	$(5,529,707)	$(4,150,761)
Net income (loss) per share:
Basic	$(0.56)	$(0.24)	$(0.26)	$(0.36)	$(0.43)
Diluted	$(0.56)	$(0.24)	$(0.26)	$(0.36)	$(0.43)

Consolidated Balance Sheet Data:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005	2004	2003
Total assets	$41,858,255	$20,920,367	$3,655,506	$3,681,847	$3,148,468
Current liabilities	5,343,973	$5,861,656	$849,378	$1,024,579	$905,088
Long-term obligations	1,618,888	$519,763	$-	$-	$-
Cash dividends per common share	$-	-	-	-	-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a minerals, exploration, development and a producing company. As is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. The Company has expanded rapidly its range of activities since 2003 and this has generated funding requirements for:

(a) the rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine,

(b) the initial entry into Mexico, acquisition costs of projects, and the financing and construction of the Barones plant, and

(c) increasing both administrative and operational staff to manage the increased scope of the Company’s activities.

The Company’s principal project is the Sunshine Mine in the State of Idaho. Initial production began in December 2007 with the first shipment of concentrates to a smelter. During the year, 88 full-time employees were hired at the Sunshine Mine, bringing the mine workforce at year end to 118.

Diamond drilling for the year totaled 18,355 feet of which 7,493 feet was in-house and 10,862 feet contracted. Drill results continue to guide additional drilling and exploration activities in the “upper country” of the mine.

In April 2007, the Sterling Tunnel Project was completed with the underground mining contractor advancing the project 2,519 feet during the year including 164 feet of tracked drift to connect with the Silver Summit, or east side of the mine. The contractor performed secondary excavation work totaling 880 feet to access portions of the Sunshine Vein and 167 feet of track drift to establish access for diamond drilling.

The Company’s underground diesel equipment started arriving in July and Sterling crews took over “upper country” mining activities in August. A second crosscut to the Sunshine Vein was started and drifting on an unmined portion of the Sunshine Vein commenced. By year end 876 feet of vein drifting was completed yielding approximately 5,630 tons of mill feed containing an estimated 32,408 ounces of silver.

Crews completed 142 feet of track drift started by the contractor and established a drill station to explore Sunshine-Polaris and Yankee Girl Veins. On 3100 level, another crew excavated 110 feet of track drift adjacent to the Jewell Shaft for a primary 13,200 to 2,400 volt substation to feed 2700 and 3100 levels.

The Silver Summit hoist became operational on August 10, 2007 and was certified to carry personnel to begin shaft repair in September. Shaft repair crews working on a double shift basis reached 3000 level on December 20, thus completing the lower mine’s secondary escapeway system as required by law.

A large multi-stage pump was installed in the Jewell Shaft to dewater to 3700 level. Dewatering began in April 2007, since then water in the shaft has been lowered 95 feet and is currently 220 feet below 3100 level.

Re-establishment of the escapeway system allowed mining activities to proceed on 2700 and 3100 levels. Following re-establishment of communications and compressed air, work was accelerated to re-establish electrical services across 3100 level to support the Sunshine ramp production and development area (SR1). Similar work is underway on 2700 level in the West Chance ore zone to restart production from that area.

Sterling mill and maintenance crews returned the concentrating facility to operational status using the Number 3 ball mill in late September. The regrind mill and Number 2 ball mill became operational in January and February 2008. Installation of a conveyor feed system to allow upper country ore to be introduced into the coarse ore bin was completed. Vein material from exploration drifting on the Sterling Tunnel level provided mill feed in the fourth quarter resulting in the first shipment of concentrates.

The Big Creek tailings impoundment facility was purchased in the first quarter. Water treatment equipment was installed at the impoundment and made operational. Start-up tailings will report to the tailings pond and sand storage tanks until renovation of the underground sandfill distribution system is complete in early 2008.

Nine underground diesel loaders, three single-boom hydraulic drill machines and one seven-ton haul truck were received during 2007. The Company continued to order and receive equipment and supplies and re-stock the mine warehouse to meet the development and production goals.

In Mexico, the Company is engaged in processing materials from its Barones property at the Barones processing plant. Besides continuing work to optimize processing capacity at the Barones project, Sterling is evaluating the potential for development of the San Acacio and Tesorito projects.

The Company’s operating mines are the Sunshine, the Barones silver project and the San Acacio mine in Zacatecas, Mexico. The crusher at the Barones project became operational in late July 2007, resulting in increased production, recoveries, precipitate and work-in-process inventory. Total production for the year was 113,087 ounces of silver and 85 ounces of gold compared to 72,069 ounces of silver and 87 ounces of gold in 2006. At the Barones silver project in Mexico, silver production was 61,303 ounces of silver and 53 ounces of gold in 2007. San Acacio ore processed at an outsourced concentrating facility resulted in additional silver production of 51,784 ounces of silver and 32 ounces of gold during 2007. The company realized a price of $13.05 per ounce of silver and $685.98 per ounce of gold in 2007 compared to $11.26 and $594.95 respectively in 2006.

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

Results of Operations

Fiscal Year Ended December 31, 2007, Compared to Fiscal Year Ended December 31, 2006

Revenues

Revenues in fiscal years 2007 and 2006 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico, and coin revenues in the United States from the sale of coins, rounds and bullion and from contract and lease income. Revenue increased by $1,001,049, or 133%, an increase to $1,888,573 for the year ended December 31, 2007 from $887,524 for the year ended December 31, 2006. The Sunshine Mine had a single concentrate sale in December 2007. Revenues from our operations in Mexico are $893,786 in 2007 compared to $829,165 in 2006. The increase in Mexico revenues in 2007 versus 2006 is primarily due to the ability to process coarse high grade ore, due to the crusher becoming operational in August, and to an increase in lease and contract income.

Cost of Revenues

Cost of revenues increased 46% to $1,393,360 for the year ended December 31, 2007from $956,263 in 2006. The variance is due to increased production in Mexico and the Sunshine Mine concentrate sale.

Costs and Expenses

Costs and expenses increased by $12.7 million, or 196% from $6.5 million for the year ended December 31, 2006, to $19.2 million for the year ended December 31, 2007. The primary contributors to the increase in costs and expenses include the increase of $7.8 million during 2007 over mine rehabilitation costs in 2006 and in general and administrative expenses. The increase in general and administrative expenses to $8.3 million in 2007 from $2.8 million in 2006 resulted from the increase in employees and support services required to advance the Company’s work on the Sunshine Mine, the increase in legal costs financing and filing costs,  and the costs to manage the Company’s operation in Mexico.

Other Income and Expenses

Other income and expense decreased in 2007. Total other income in 2007 was $464,240 compared to total other income of $1,336,569 in 2006. The largest component of the change was a decrease in other income in 2007 compared to 2006 due to the gain on the Chester Mining Company transaction in 2006, which was partially offset by an increase in gain on the sale of investments.

Net Loss

As a result of the foregoing factors and after taking into consideration a gain of $13,784 from the Company’s investment in Chester Mining Company and a nominal gain of $25,854 from the Company’s investment in Merger Mines Corporation, the Company recognized a net loss of $18,726,144 for the year ended December 31, 2007, compared to a net loss of $5,230,395 for 2006. Of these amounts, in 2007 our United States geographical segment contributed $17,812,139 to the loss and our Mexico segment contributed $914,005 to the loss, and in 2006 our United States geographical segment contributed $4,318,338 to the loss and our Mexico segment contributed $912,056 to the loss.

Fiscal Year Ended December 31, 2006, Compared to Fiscal Year Ended December 31, 2005

Revenues

Revenues in fiscal years 2006 and 2005 consisted of sales of silver and gold to the refinery in Zacatecas, Mexico, and coin revenues in the United States from the sale of coins, rounds and bullion and from lease and contract income. Revenue increased by $395,808, or 80.5%, from $491,716 for the year ended December 31, 2005, to $887,524 for the year ended December 31, 2006. Nearly all of our revenue in 2006 and 2005 was derived from our operations in Zacatecas, Mexico. Revenues from operations in Mexico are $829,165 in 2006 compared to $441,160 in 2005. The increase in Mexico revenues in 2006 versus 2005 is primarily due to the fact that the Mexico segment produced silver for a full year in 2006 and for a partial year in 2005.

Cost of Revenues

Cost of revenues increased substantially from $362,758 in 2005 to $956,263 for the year ended December 31, 2006, which represents an increase of 263.6% year to year. The increase in cost of revenues is primarily the result of a full year of operation in 2006 versus a partial year in 2005.

Costs and Expenses

Costs and expenses increased by $2,115,124, or 48.2%, from $4,384,569 for the year ended December 31, 2005, to $6,499,693 for the year ended December 31, 2006. The primary contributors to the increase in costs and expenses include the increase of $906,976 during 2006 over 2005 in exploration costs related primarily to the Sunshine Mine, the increase in general and administrative expenses from $1,223,312 in 2005 to $1,902,427 in 2006 arising from the increase in employees and support services required to advance work on the Sunshine Mine and manage our operation in Mexico, and the increase of $640,732 in professional fees to $861,568 in 2006 compared to $220,836 in 2005.

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

Net Loss

As a result of the foregoing factors and after taking into consideration a nominal gain of $1,467 from our investment in Chester Mining Company, we recognized a net loss of $5,230,395 for the year ended December 31, 2006, compared to a net loss of $4,548,957 for 2005. Of these amounts, in 2006 our United States geographical segment contributed $4,318,339 to the loss and our Mexico segment contributed $912,056 to the loss, and in 2005 our United States geographical segment contributed $3,537,508 to the loss and our Mexico segment contributed $1,011,449 to the loss.

Liquidity and Capital Resources

At December 31, 2007, the Company’s cash balance was $6.1 million, current assets were $10.5 million, current liabilities were $5.3 million and working capital was $5.2 million. During 2007, Sterling received cash upon the exercise of options and warrants, private placement of common stock, and the issuance of one debenture. Total cash provided by financing activities in 2007 was approximately $37.1 million.

Whether we will need to seek additional financing from external sources in 2008 will depend on a number of factors, including, when full scale production begins at the Sunshine Mine, the level of production and silver prices, whether production from our properties in Mexico increases, and other circumstances that are difficult to predict until Sterling has completed its development activities and achieved a sustained period of production. Management has been successful in raising capital through private equity offerings and may seek additional debt and/or equity funding for future operations, if needed. There can be no assurances that financing will be available though private equity or debt offerings, if needed.

Sterling’s use of funds has been growing due to increasing exploration activities both in Mexico and at the Sunshine Mine in Idaho. Rehabilitation of the Sunshine Mine has been the primary use of funds for capital expenditures. The installation of the crusher at the Barones silver plant was the second largest capital expenditure during the year. Corporate General and Administrative expense has grown since 2006 as Sterling expanded its operational and administrative staff. As Sterling grows and ramps up to full production at the Sunshine Mine, management anticipates further capital improvements, equipment purchases and staff increases.

The financing requirements of Sterling will grow as the Sunshine Mine project advances during the next stages in 2008. Gross proceeds of approximately $24.5 million in financing were secured in August of 2007. Should the mine fail to produce positive operating cash flows, there is no assurance Sterling will be successful in it’s fund raising efforts in future years, or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of Sterling’s Mexican operations will be dependent on the profits and cash flow from Barones and San Acacio operations, results of economic and technical studies on our other projects and any exploration projects Sterling may select for advancement.

Contractual Obligations

The Company is obligated under certain contractual arrangements for future cash expenditures. The following table sets forth our contractual obligations at December 31, 2007, for the periods shown:

	Total	Payments due by period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Notes Payable	$519,763	$477,862	$41,901	-	-
Operating Leases:
J.E. Prospect	$75,000	$15,000	$20,000	$20,000	$20,000
Jestec	180,000	30,000	50,000	50,000	50,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Company	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	20,000	2,500	5,000	5,000	7,500
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
Rock Creek Mining	24,000	6,000	6,000	6,000	6,000
San Acacio	-	-	-	-	-
Jimenez de Teul	150,000	150,000	-	-	-
Cuatro Cienegas	300,000	100,000	100,000	100,000	-
Alhambra	12,000	3,000	3,000	3,000	3,000
Copper	6,000	1,500	1,500	1,500	1,500

Sub-total Leases	$950,200	$470,800	$346,800	$346,800	$249,300

Total Obligations	$1,469,963	$948,662	$388,701	$346,800	$249,300

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the periods ended December 31, 2007, 2006 and 2005 were $2.6 million, $3.7 million, and $2.8 million respectively.

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

Revenue Recognition Policy

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is considered probable. The passing of title to the customer is based on terms of sales contracts. Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments. The Company recognizes revenue from coin sales when title passes, which is typically when cash is received in exchange for the coins. When the Mexican subsidiary sells precipitate, revenue is recognized when payment is reported by the refining plant. Advance payments in Mexico are recorded as deferred revenue

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating  the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. Our operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into US dollars.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Supplementary Financial Information

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is as follows:

2007	Quarter
	1st	2nd	3rd	4th
Net revenues	$191,337	$854,151	$294,068	549,017
Loss from operations	$(2,559,577)	$(3,583,088)	$(5,314,049)	(7,773,311)
Net income/(loss)	$(2,381,882)	$(3,539,126)	$(5,283,561)	(7,521,575)
Earnings per share
Basic	$(0.09)	$(0.12)	$(0.16)	$(0.18)
Diluted	$(0.09)	$(0.12)	$(0.16)	$(0.18)

2006	Quarter
	1st	2nd	3rd	4th
Net revenues	$280,524	$316,509	$165,062	125,429
Loss from operations	$(997,852)	$(1,865,112)	$(1,701,302)	$(2,004,166)
Net income/(loss)	$(1,226,591)	$(1,638,292)	$(1,644,472)	$(721,039)
Earnings per share
Basic	$(0.06)	$(0.08)	$(0.08)	$(0.02)
Diluted	$(0.06)	$(0.08)	$(0.08)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements in the past two fiscal years that are required to be reported.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Sterling Mining Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Sterling Mining Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of financial reporting, lack of appropriate accounting policies, procedures, and personnel, procedures for accounting for investments, journal entry documentation and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Sterling Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Sterling Mining Company believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Sterling Mining Company’s financial condition as of December 31, 2007 and 2006, and results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of Sterling Mining Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Sterling Mining Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Sterling Mining Company’s financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Sterling Mining Company management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Sterling Mining Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  Sterling Mining Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting.

Lack of Appropriate Accounting Policies, Procedures, and Personnel.  Management of Sterling Mining Company has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for stock options and warrants, accounting for equity method investments, determination of the functional currency of the foreign subsidiary, and accounting for prepaid assets, as well as procedures for the remeasurement of the foreign subsidiary financial statements.  In addition, management has not appropriately assessed the risk to reliable financial reporting related to the effects of unfilled key financial reporting position(s).  This led to the identification by the auditors of material misstatements in the financial statements that were not identified by management related to the remeasurement of foreign subsidiary financial statements, investment accounting, and accounting for prepaid assets.

Procedures for Accounting for Investments.  The Company holds available-for-sale securities in brokerage accounts, as well as maintaining a safe containing certificates for certain available-for-sale securities.  Management does not perform a reconciliation between all sources of information related to the available-for-sale securities the Company holds to ensure the accuracy and completeness of investment information presented in the Company financial statements, resulting in the identification by the auditors of a required material adjustment to the Company financial statements due to a number of securities that had been erroneously excluded from the Company’s population of investment securities.

Journal Entry Documentation and Procedures.  Journal entries are the principal means by which Sterling Mining Company’s books and records are compiled for financial reporting purposes, and management has not established a formal policy for the processing of journal entries, including required supporting documentation, review, and approval.  Testing of the documentation, review, and approval of journal entries made in the accounting records of the Company confirmed that the Company has not maintained records that, in reasonable detail, accurately and fairly reflect the transactions of the Company.  Documentation to support journal entries made was missing, inadequate, and lacked any evidence of approval.

Management’s Assessment of Internal Control over Financial Reporting.  Management has not appropriately complied with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management provided documentation of its assessment of internal control over financial reporting that was deficient in terms of accuracy, reliability, and appropriateness.  Management’s evaluation of the risks to reliable financial reporting failed to identify key risks to the reliability of the financial statements, including remeasurement of the foreign subsidiary’s financial statements, consolidation of the financial statements, and the effects of unfilled key financial reporting positions.  In addition, management failed to appropriately identify controls to address the risks, and also did not perform an evaluation of the design of the controls that were identified.  The operating effectiveness testing performed failed to identify failures in the operations of controls, and, when questioned about the adequacy of the documentation as reasonable support for management’s report on internal control over financial reporting, management could not appropriately explain their rationale and did not respond with appropriate corrective action.

As a result of the material weaknesses in internal control over financial reporting described above, Sterling Mining Company management has concluded that, as of December 31, 2007, Sterling Mining Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of Sterling Mining Company’s internal control over financial reporting as of December 31, 2007, has been audited by Williams & Webster, P.S., an independent registered public accounting firm, as stated in their report appearing below, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Sterling Mining Company is actively remedying the material weaknesses identified above, including enhancing the oversight responsibilities of the Audit Committee.  Management is actively recruiting to fill the open Controller position, and is evaluating staffing of the Accounting Department.  Existing accounting policies and procedures will be enhanced, and policies will be developed to address identified gaps.  Management is negotiating the engagement of an independent third party to serve as an outsourced Internal Audit function and to provide appropriate internal control assessment documentation to support Sarbanes-Oxley compliance going forward.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, Sterling Mining Company internal control over financial reporting.

Subsequent to the period covered by this report, Sterling Mining Company implemented a new accounting software system as of January 1, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Sterling Mining Company

We have audited Sterling Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sterling Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting including obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statement will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

Ineffective Oversight of Financial Reporting

Sterling Mining Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting.

Lack of Appropriate Accounting Policies, Procedures, and Personnel

Management of Sterling Mining Company has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for stock options and warrants, accounting for equity method investments, determination of the functional currency of the foreign subsidiary, and accounting for prepaid assets, as well as procedures for the remeasurement of the foreign subsidiary financial statements.  In addition, management has not appropriately assessed the risk to reliable financial reporting related to the effects of unfilled key financial reporting position(s).  This led to the identification by the auditors of material misstatements in the financial statements that were not identified by management related to the remeasurement of the foreign subsidiary financial statements, investment accounting, and accounting for prepaid assets.

Procedures for Accounting for Investments

The Company holds available-for-sale securities in brokerage accounts, as well as maintaining a safe containing certificates for certain available-for-sale securities.  Sterling Mining Company management does not perform a reconciliation between all sources of information related to the available-for-sale securities the Company holds to ensure the accuracy and completeness of investment information presented in the Company financial statements, resulting in the identification by the auditors of a required material adjustment to the Company financial statements due to a number of securities that had been erroneously excluded from the Company’s population of investment securities.

Journal Entry Documentation and Procedures

Journal entries are the principal means by which Sterling Mining Company’s books and records are compiled for financial reporting purposes, and management has not established a formal policy for the processing of journal entries, including required supporting documentation, review, and approval.  Testing of the documentation, review, and approval of journal entries made in the accounting records of the Company confirmed that the Company has not maintained records that, in reasonable detail, accurately and fairly reflect the transactions of the Company.  Documentation to support journal entries made was missing, inadequate, and lacked any evidence of approval.

Management’s Assessment of Internal Control over Financial Reporting

Management has not complied with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management provided documentation of its assessment of internal control over financial reporting that was deficient in terms of accuracy, reliability, and appropriateness.  Management’s evaluation of the risks to reliable financial reporting failed to identify key risks to the reliability of the financial statements, including remeasurement of the foreign subsidiary’s financial statements, consolidation of the financial statements, and the effects of unfilled key financial reporting positions.  In addition, management failed to appropriately identify controls to address the risks, and also did not perform an evaluation of the design of the controls that were identified.  The operating effectiveness testing performed failed to identify failures in the operations of controls, and, when questioned about the adequacy of the documentation as reasonable support for management’s report on internal control over financial reporting, management could not appropriately explain their rationale and did not respond with appropriate corrective action.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 28, 2008, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sterling Mining Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Sterling Mining Company, and our report dated March 28, 2008, expressed an unqualified opinion.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.

Spokane, Washington March 28, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the names, ages, and positions with Sterling Mining for each of the directors and officers:

Name	Age	Office with Sterling Mining	Appointed to Office
Raymond K. De Motte	51	President, CEO and Director	1998
James N. Meek	56	CFO, Vice-President	2005
Kevin G. Shiell	50	Executive Vice-President, Director	2003
Carol Stephan	66	Director	2003
David J. Waisman	54	Director	1998
Roger A. VanVoorhees	62	Director	2006
J. Kenney Berscht	69	Director	2006

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board. The following is information on the business experience of each director and officer.

Raymond K. De Motte, President, CEO and Director. Mr. De Motte has been President and CEO of Sterling since 1998. He has also been a director and chief financial officer of Kimberly Gold Mines, Inc. since 1999. Mr. De Motte spends approximately 95% of his time on activities related to Sterling. He holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration from Golden Gate University in San Francisco, California. Mr. De Motte is a member of the Canadian Institute of Mining and Metals and the Society of Economic Geologists. Mr. De Motte has been directly responsible for guiding the growth of the company since late 1998.This growth has included acquisition of control of the Sunshine Mine, an expansion of the company’s silver prospects from 340 acres to over 60,000 acres under Sterling’s control in key silver districts and return to production of the Sunshine mine.

James N. Meek, Vice-President and Chief Financial Officer. Mr. Meek has over 25 years of experience in accounting and asset management in the mining industry. He was appointed Chief Financial Officer of Sterling on September 1, 2005, after having served as Acting Chief Financial Officer of Sterling Mining since May 26, 2005. From 2004 until joining Sterling Mining, Mr. Meek worked as an independent consultant. From 1993 to 2004, Mr. Meek served as Treasurer of Coeur d’Alene Mines Corporation. Mr. Meek has also held the positions of acting controller for Century Mining Company and Accounting Manager for ASARCO Incorporated. He holds a Bachelor of Arts in Mathematics from Rocky Mountain College, a Master of Business Administration from the University of Idaho and is a licensed CPA in the State of Idaho.

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

Carol Stephan, Director. Ms. Stephan serves as a corporate secretary, treasurer, and/or director for several mining companies in north Idaho. Ms. Stephan also owns and operates several businesses in Idaho. Ms. Stephan is a director of Shoshone Silver Mining Company. She has served as a director of Sterling Mining since 2003 and manager of Silver Valley Capital since 2003.

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

Certain Employees

In addition to the foregoing executive officers and directors, the following information is provided with respect to significant employees of Sterling Mining at the Sunshine Mine:

Michael McLean, General Manager, Sunshine Mine Division. Mr. McLean has served as Sterling Mining’s Mine Manager at the Sunshine Mine since 2004. From 2001 to 2004, Mr. McLean was Manager of Engineering at Energy Products of Idaho. He served as the Mine Manager and Chief Engineer of the Sunshine Mine from 1995 to 2001 and designed and managed production systems at the mine. He holds a Bachelor of Science in Mining Engineering from the University of Nevada, Reno, and has more than 20 years of experience in mine management and engineering.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Sterling Mining and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Sterling Mining. Based on the copies of filings received by Sterling Mining during the most recent fiscal year the following reports were filed late with respect to transactions in 2007. Ray Demotte, a director, President and CEO, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 and filed a Form 5 late. Mr. Demotte filed the Form 5 and an amended Form 4 on March 31, 2008. Kevin Shiell, a director and Executive Vice-President, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 and filed a Form 5 late. The Form 5 and an amended Form 4 were filed on March 5, 2008. Carol Stephan, a director, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 and filed an amended Form 4 on March 11, 2008. David Waisman, a director, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 and filed an amended Form 4 on March 5, 2008. Roger VanVoorhees, a director, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 filed an amended Form 4 on March 5, 2008. J. Kenney Berscht, a director, filed a Form 4 on September 6, 2007 that was due by August 27, 2007 and filed an amended Form 4 on March 5, 2008. James Meek, an officer Vice-President and CFO, filed a Form 5 late on March 5, 2008. No directors, officers, and beneficial owners hold more than ten percent of our equity.

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

Allocation among Components. Under the Committee’s compensation structure, the mix of base salary, cash bonus, and equity compensation varies depending upon the employment level. In allocating compensation among these elements, the Committee believes that the compensation of its senior-most levels of management, such as the Chief Executive Officer (“CEO”), the levels of management having the greatest ability to influence Sterling Mining’s performance, should be significantly performance-based. However, the Committee recognizes that certain critical control positions, such as the Chief Financial Officer (“CFO”), should receive a greater portion of their total compensation in the form of base salary versus incentive to assure sound judgment in decisions that will not be influenced by incentive payouts. At lower levels of management and staff, the Committee designs incentive compensation, as needed, which includes both cash and equity awards, to reward the achievement of specific performance goals within areas under control of the relevant employees, although company-wide performance is also a factor.

In making compensation allocations, the Committee will rely in part upon an evaluation of aggressive exploration companies. The allocation made by the Committee is consistent with the results in their evaluation, which showed the peer group providing their executive management with targeted cash incentive opportunities.

Base Salaries. The Committee provides its executive management with a level of assured cash compensation in the form of base salary that is competitive in the market, is based upon the experience level of the individual executive, is consistent with other companies with similar performance characteristics, and promotes sound judgment in daily decision making. The Committee concluded that for 2007, the appropriate base salary for the CEO is $156,000 and the appropriate base salary for the CFO is $180,000. These salaries were determined based upon the evaluation and analysis performed by the Committee relative to targeted overall compensation.

Incentive Bonuses. The Committee will award incentive cash bonuses based upon performance objectives. For 2007, the performance goals achieved by Sterling Mining’s CEO and CFO were viewed as being instrumental in obtaining financing for advancing rehabilitation of the Sunshine Mine.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued for the benefit of the principal executive officer and principal financial officer of Sterling Mining, who are the only executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2007.

STERLING MINING COMPANY-EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards (a)	Option Awards (b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Raymond DeMotte, CEO	2007	$201,167	$39,401	$126,131	$-	$-	$-	$366,699
James Meek, CFO	2007	$242,500	$35,819	$94,638	$-	$-	$-	$372,917
Kevin Shiell, Executive VP	2007	$45,541	$42,047	$47,298	$-	$-	$-	$134,886
Mike Mooney, Secretary	2007	$$120,000	36,232	47,298	$-	$-	$-	$203,530

Raymond DeMotte, CEO	2006	$202,060	$-	$-	$-	$-	$-	$202,060
James Meek, CFO	2006	$145,556	$-	$-	$-	$-	$-	$145,556

Raymond DeMotte, CEO	2005	$60,090	$-	$140,789	$-	$-	$-	$200,879
James Meek, CFO	2005	$60,607	$-	$52,550	$-	$-	$-	$113,157

No other officers received total compensation in excess of $100,000 in 2005, 2006 and 2007.

(a) Stock awards valued according to FAS 123R using a Black-Scholes valuation method. Shares granted to officers in 2007 are as follows; Ray DeMotte, 11,000; Kevin Shiell, 11,000; James Meek, 10,000; Michael Mooney, 10,000.

(b) Options to officers for service years 2006 and 2007 were awarded in 2007 as follows: Ray DeMotte, 250,000; Kevin Shiell, 100,000; James Meek, 200,000; Michael Mooney, 100,000

Raymond K. De Motte Employment Agreement

Sterling Mining entered into an employment agreement with Raymond K. De Motte, Sterling Mining’s President and Chairman of the Board, on January 1, 2004. The agreement has a ten-year term. The annual salary under the agreement is presently $156,000, and may be adjusted at the discretion of the Board of Directors. The agreement also provides for standard health insurance and vacation benefits. The agreement provides for payment of a vehicle allowance that Mr. De Motte has waived to date, but which may be paid in the future upon Mr. De Motte’s request and approval of the Board. Mr. De Motte is entitled to receive each year stock options on 100,000 shares of Sterling Mining common stock under his employment agreement, which was amended to 50,000 Shares for 2006 and 2007. The agreement also provides for a single lump-sum payment of $600,000, net of taxes, in the event Mr. De Motte’s employment is terminated by Sterling Mining for reasons other than cause, or if Mr. De Motte terminates his employment for good reason (as defined in the agreement). In addition, pursuant to his employment agreement Mr. De Motte is entitled to put all of his Sterling Mining stock to Sterling Mining for an aggregate amount of $200,000 or the aggregate market price of such stock, whichever is greater. In the event Mr. De Motte’s employment is terminated for cause, or if he resigns for reasons other than a good reason, then Mr. De Motte is entitled to a single lump-sum payment, net of taxes, of $100,000.

James N. Meek Employment Agreement

During 2005, Sterling Mining entered into an Employment Agreement with James N. Meek, who was elected and appointed Vice-President and Chief Financial Officer for Sterling Mining. The agreement is for a term of three years, expiring on September 1, 2008, and the current annual salary is $180,000, and may be adjusted at the discretion of the Board of Directors. The agreement also provides for standard health insurance and vacation benefits. The agreement provides for payment of a vehicle allowance that Mr. Meek has waived to date, but which may be paid in the future upon Mr. Meek’s request and approval of the Board. As provided in his employment agreement, Mr. Meek earned a bonus of $25,000 in 2005 when Sterling Mining filed its registration statement on Form 10 with the Securities and Exchange Commission and earned an additional bonus of $25,000 in 2006 when quotations for the common stock of Sterling Mining were approved for publication on the OTC Bulletin Board, but payment of these bonuses was not made until 2007 when the Board determined there was sufficient capital to make the expenditures. Mr. Meek’s agreement further provides that a bonus of $20,000 will be paid when Sterling Mining files an application for listing on the American Stock Exchange and a bonus of $50,000 will be paid when Sterling Mining is approved for trading on the American Stock Exchange. Mr. Meek is entitled to receive each year stock options of 100,000 shares of Sterling Mining common stock under his employment agreement, which was amended to 50,000 for 2006 and 2007. Discretionary performance bonuses may be awarded as determined by the Board.

Equity Awards and Benefits in 2007

Neither the CEO nor the CFO exercised any stock options or realized any monetary amount on stock rights or awards during 2007 or 2006. Sterling Mining awarded options per the employment agreements in 2007, but did not have any stock options or stock awards outstanding at the end of 2006. In September 2006, the Board of Directors adopted an Employee Stock Purchase Plan and Equity Incentive Plan, in each case subject to stockholder approval.

Employee Stock Purchase Plan

On May 17, 2007, Sterling’s shareholders approved the adoption of an employee stock purchase plan (ESPP) to promote Sterling’s operating performance and growth potential by encouraging employees to acquire equity in Sterling. The ESPP is administered by the Compensation Committee of the Board; however, the Board may exercise the Compensation Committee’s powers and duties under the ESPP.

A total of 200,000 shares of common stock are authorized for purchase over the term of the ESPP. Shareholder approval is required for any increase in the number of shares authorized for purchase under the ESPP.

Under the ESPP, shares are issued through a series of offerings, each of a duration designated by the plan administrator, but in no event longer than 27 months. Each participant is granted a separate option to purchase shares for each offering period in which he or she participates. The Compensation Committee establishes one or more purchase dates during the offering on which shares are purchased and the maximum number of shares that may be purchased on any given purchase date, but in no event can the aggregate dollar amount of shares purchased during an offering exceed 15% of a participant’s earning for the applicable period.

Any individual who customarily works for more than 20 hours per week for more than five months per calendar year in the employ of Sterling is eligible to participate in one or more offering periods. An eligible employee may only join an offering period on the start date of that period.

The purchase price per common share for each purchase date is equal to 85% of the lower of, the fair market value per share of Sterling’s common stock on the start date of that offering period, or the fair market value per share of Sterling’s common shares on the purchase date. The fair market value per share on any relevant date will be the average of the highest “bid” quotation and lowest “asked” quotation of a common share on such date as reported on the OTC Bulletin Board.

The ESPP imposes certain limitations upon a participant’s rights to acquire common shares including:

•

No purchase right may be granted to any individual who owns common stock (including common stock purchasable under any outstanding options or purchase rights) possessing 5% or more of the total combined voting power or value of all classes of shares of Sterling; and

•

No purchase right granted to a participant may permit such individual to purchase common stock at a rate greater than $25,000 worth of such common shares (valued at the time such purchase right is granted) for each calendar year.

A participant’s purchase right immediately terminates upon such participants loss of eligible employee status and his or her accumulated payroll deductions for the offering period in which the purchase right terminates are promptly refunded. A participant may withdraw from an offering period at any time prior to the end of that period and elect to have his or her accumulated payroll deductions for the offering period in which such withdrawal occurs either refunded or applied to the purchase of common stock on the next purchase date.

No participant has any shareholder rights with respect to the common stock covered by his or her purchase right until the shares are actually purchased on the participant’s behalf. No adjustment will be made for dividends, distributions or other rights for which the record date is prior to the date of such purchase.

If Sterling is acquired by merger or asset sale during an offering period, the surviving entity can assume and carry over the ESPP. If the ESPP is not continued, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. No purchase right will be assignable or transferable and will be exercisable only by the participant.

In the event any changes is made to the outstanding common shares by reason of any recapitalization, share dividend, share split, combination of shares, exchange of shares or other change in corporate structure effected without Sterling’s receipt of consideration, appropriate adjustments will be made to: (i) the class and/or maximum number of shares of common stock issuable under the ESPP, including the class and/or maximum number of shares issuable per participant or in the aggregate on any one purchase date, and (ii) the class and/or maximum number of shares of common shares subject to each outstanding purchase right and the purchase price payable per share thereunder.

The ESPP will terminate upon the earliest to occur of, May 17, 2017, the date on which all available shares of common stock are issued, or the date on which all outstanding purchase rights are exercised in connection with an acquisition of Sterling.

The Board may at any time alter, suspend or discontinue the ESPP. However, the Board may not, without shareholder approval, increase the number of shares issuable under the ESPP, except in connection with certain changes in Sterling’s capital structure, alter the purchase price formula so as to reduce the purchase price, or modify the requirements for eligibility to participate in the ESPP.

Equity Incentive Plan

On May 17, 2007, the shareholders of Sterling adopted an equity incentive plan (Equity Plan). The Equity Plan is intended to further Sterling’s growth, development and financial success by attracting and retaining talented employees, consultants and directors, and by aligning the long-term interests of such persons with those of the shareholders by providing an opportunity to acquire an ownership interest in Sterling and by providing both performance rewards and long term incentives for future contributions to Sterling’s success.

The Equity Plan permits the grant of incentive stock options, nonqualified stock options, restricted shares, restricted share units, stock appreciation rights, and cash awards. The Equity Plan is administered by the Compensation Committee of the Board. The Compensation Committee has full authority to adopt such rules and procedures as it may deem necessary for the proper plan administration and to interpret the provisions of the Equity Plan. The powers of the Compensation Committee to administer the Equity Plan are subject to any limitations imposed by the Board on the Compensation Committee’s powers in any resolution duly adopted by the Board.

Options granted under the Equity Plan are designated as either incentive stock options or as nonqualified options, and the exercise price of such options ranges from 100% to 110% of the fair market value per share on the date of grant. Repricing of options following grant is not permitted under the Equity Plan. The term of each incentive stock option ranges from two to three years, and the term of nonqualified options can range up to fifteen years. The Compensation Committee has the power to determine the vesting schedule and other terms applicable to options pursuant to an option award.

Grants of restricted shares or restricted share units (consisting of a right to receive common shares in the future or their cash equivalent, or both) may be made under the Equity Plan. The terms of a specific grant will be determined by the Compensation Committee and incorporated into an award agreement with the recipient. The Compensation Committee may impose such conditions or restrictions on the restricted shares or restricted share units as it may determine advisable, including the achievement of specific performance goals, time based restrictions on vesting, conduct criteria or others. If the Compensation Committee established performance or other goals, the Compensation Committee shall determine whether a participant has satisfied the performance of such goals.

The Compensation Committee also has the power and authority, exercisable in its sole discretion, to grant stock appreciation rights to selected participants that cover a specified number of shares and are exercisable upon such terms and conditions as the Compensation Committee may establish. Upon exercise of a stock appreciation right, the holder is entitled to receive a distribution from Sterling of an amount equal to the excess of, the aggregate fair market value (on the exercise date) of the common stock underlying the exercised right, over the aggregate base price in effect for the common stock. The number of shares of common stock underlying each stock appreciation right and the base price in effect for the shares (which may not be less that the fair market value of the common stock on the date of grant) are determined by the Compensation Committee at the time the stock appreciation right is granted. The distribution with respect to an exercised stock appreciation right may be made in common shares valued at fair market value on the exercise date, in cash, or partly in common shares and partly in cash, as the Compensation Committee shall deem appropriate.

Finally, cash awards that are intended to qualify as “performance based compensation” may be made under the Equity Plan and are paid in cash upon the achievement, in whole or part, of performance goals relating to one or more of the performance criteria selected by the Compensation Committee and specified at the time such cash awards are granted. These criteria shall be selected and calculated under a methodology established in writing by the Compensation Committee prior to the issuance of a cash award.

A total of 2,100,000 shares of common stock have been reserved for issuance under the Equity Plan, subject to adjustment for certain changes in Sterling’s capitalization. The reserved common shares may be used for any of the types of awards available under the Equity Plan. Shareholder approval is required for any increase in the number of shares authorized for issuance under the Equity Plan.

The shares of common stock issuable under the Equity Plan may be drawn from Sterling’s authorized but unissued shares of common stock or from shares reacquired by Sterling, including shares repurchased on the open market. Common shares subject to any outstanding award under the Equity Plan that expire or otherwise terminate prior to the issuance of those shares will be available for subsequent awards. Unvested shares issued under the Equity Plan and subsequently cancelled or repurchased by Sterling, at the exercise or purchase price paid per share, pursuant to its repurchase rights under the Equity Plan, will also be available for subsequent awards.

Should the exercise price of an option under the Equity Plan be paid with shares of common stock or should shares otherwise issuable under the Equity Plan be withheld by Sterling in satisfaction of the withholding taxes incurred in connection with the issuance, exercise or vesting of an award, the number of shares available for issuance under the Equity Plan will be reduced by the gross number of fully-vested common shares for which the option is exercised or the gross number of fully-vested shares issued under the award, and not by the net number of shares issued pursuant to that award.

Employees, directors, and consultants in the service of Sterling or its subsidiaries are eligible to participate in the Equity Plan. In the event Sterling is acquired by merger, asset sale, or similar corporate transaction, outstanding awards may be assumed by the surviving entity. If not assumed, the Compensation Committee has discretion to resolve outstanding awards by, accelerating the exercise date of the award, or require surrender of the award for cancellation in exchange for payment of the spread between the value per share of common stock in the corporate transaction and the amount the participant is required to pay under the award to acquire a share of common stock.

The Compensation Committee will have the discretion to structure one or more awards under the Equity Plan so that those awards will vest in full either immediately upon a corporate transaction or in the event the individual’s service with Sterling or the successor entity is terminated (actually or constructively) within a designated period following a corporate transaction, whether or not those awards are to be assumed or otherwise continued in effect.

The acceleration of vesting in the event of a corporate transaction, change in control or hostile take-over of Sterling may be seen as an anti-takeover provision and may have the affect of discouraging a merger, a take-over attempt or other efforts to gain control of Sterling.

The holder of an option or stock appreciation award will have no shareholder rights with respect to the shares subject to that award unless and until such person shall have exercised the award. Awards are not assignable or transferable other than by will or the laws of inheritance following the holder’s death. The Compensation Committee, however, has discretion on awards that are not incentive stock options to permit assignment on such terms as it may determine.

A participant may have certain shareholder rights with respect to the restricted shares issued to him or her under restricted stock units, whether or not his or her interest in those shares is vested, as determined by the Compensation Committee. Such rights may include the right to vote the shares and to receive any regular cash dividends paid on the shares.

In the event any change is made to the outstanding shares of common stock by reason of any recapitalization, dividend, share split, combination of shares, exchange of shares or other change in corporate structure effected without Sterling’s receipt of consideration, appropriate adjustments will be made to, the maximum number and/or class of securities issuable under the Equity Plan, the number and/or class of securities and the exercise or base price per share of common stock in effect under each outstanding award, and the maximum number of shares of common stock that may be issued pursuant to awards of restricted shares and restricted share units under the Equity Plan. All such adjustments will be designed to preclude any dilution or enlargement of benefits under the Equity Plan or the outstanding Equity Awards thereunder.

The Board may amend, modify, suspend or terminate the Equity Plan at any time, subject to shareholder approval pursuant to applicable laws, regulations, or rules of any stock exchange (or over-the-counter market, if applicable) on which the common stock is then listed for trading. No such amendment, modification, suspension or termination shall adversely affect the rights and obligations with respect to stock options, unvested restricted shares or restricted stock awards at the time outstanding under the Equity Plan unless the optionee or the participant consents to such amendment or modification. Unless sooner terminated by the Board, the Equity Plan will terminate on the earliest of September 26, 2016, the date on which all shares of common stock available for issuance under the Equity Plan have been issued as fully-vested shares, or the termination of all outstanding options, unvested restricted shares and restricted stock units in connection with certain changes in control or ownership of Sterling. Should the Equity Plan terminate in September 2016, all option grants, unvested restricted shares and unvested restricted stock units outstanding at that time shall continue to have force and effect in accordance with the provisions of the documents evidencing such grants, issuances or awards.

Recent Awards

On June 15, 2007, Sterling issued an aggregate of 810,000 options to purchase shares of its common stock to 12 officers, directors, employees and consultants of Sterling, exercisable at prices ranging from $4.00 to $4.30 per share through dates ranging from June 2009 to May 2010. Of these options, most vested July 1, 2007, with the remaining options vesting at the rate of 25% annually.  The vesting dates range from July 2007 through December 2010.

Nonqualified Deferred Compensation

Raymond K. De Motte Employment Agreement

Under his employment agreement, Mr. De Motte is entitled to receive a single lump-sum payment of $600,000, net of taxes, in the event his employment is terminated by Sterling Mining for reasons other than cause, or if Mr. De Motte terminates his employment for good reason as defined in the agreement, which includes a change in control of Sterling Mining. In addition, pursuant to his employment agreement Mr. De Motte is entitled to put all of his Sterling Mining stock to Sterling Mining for an aggregate amount of $200,000 or the aggregate market price of such stock, whichever is greater. Based on a market price of $3.47 at December 31, 2007, the amount that would have been paid for 172,686 shares of common stock owned by Mr. De Motte would be $599,220. In the event Mr. De Motte’s employment is terminated for cause, or if he resigns for reasons other than a good reason, then Mr. De Motte is entitled to a single lump-sum payment, net of taxes, of $100,000. In the event termination is a result of disability, Mr. De Motte would receive full salary for three months, one-half salary for an additional three months, and payment of health insurance premiums for 12 months. Based on his current level of compensation, the aggregate payments on termination for disability would be $47,808.

James N. Meek Employment Agreement

Under his employment agreement, if Mr. Meek is terminated without cause or if there is a change in control of Sterling Mining, he is entitled to receive 36 months of salary, any stock options granted will vest immediately, he will receive a payment equal to 100% or the greater of any target bonus or bonus actually earned during the preceding 24-month period, and he will receive payment of health insurance premiums for a period of two years. On a change in control Mr. Meek will also receive an additional bonus equal to 40% of his salary and receive additional equity equivalent to the type an amount of equity held prior to the change in control. Based on his current compensation arrangement, he would receive $841,953 if terminated without cause, and $913,953 plus 30,000 shares of common stock if there is a change in control. For the purpose of calculating such payments, all Federal and State taxes and Federal excise taxes shall be grossed-up such that Mr. Meek receives the amount specified after all taxes have been paid.

Director Compensation

The following table shows compensation paid or accrued for the last fiscal year to Sterling Mining’s directors.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards (a)	Option Awards (b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Raymond DeMotte	2007	$16,008	$34,080	$10,533	$-	$-	$19,757	$80,378
Carol Stephan	2007	$16,008	$44,670	$22,075	$-	$-	$44,775	$127,528
Kevin Shiell	2007	$16,008	$34,080	$10,533	$-	$-	$6,000	$66,621
David Waisman	2007	$16,008	$44,670	$22,075	$-	$-	$12,800	$95,553
Roger VanVoorhees	2007	$16,008	$36,150	$22,075	$-	$-	$20,384	$94,617
J. Kenney Berscht	2007	$16,008	$19,110	$35,866	$-	$-	$6,000	$76,984

In September 2006, the Board of Directors adopted a compensation plan for directors. Under the plan, each director receives as an annual fee $16,008 paid monthly in cash. In addition, Directors are compensated at a rate of $100 per hour for additional director work outside of the preparation for and attendance of Board meetings. As additional consideration for services in years prior to 2006, the Board approved a one time payment of $16,000 for each Director who served throughout 2005.

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

Prior to September 2006, executive compensation decisions were made by the entire Board. Raymond K. De Motte, a director and our President and Chief Executive Officer, and Kevin G. Shiell, a director and our Executive Vice President, participated in deliberations on executive compensation prior to the formation of the Compensation Committee. Mr. De Motte is a director and Mr. Shiell is a director of Kimberly Gold Mines, Inc.

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

The following table sets forth, as of March 25, 2008, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Sterling, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Sterling, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Raymond K. De Motte	609 Bank Street; Wallace, ID 83873	172,686	0.4
James N. Meek	2201 N. Government Way; Coeur d’Alene, ID 83814	30,000	0.1
Kevin G. Shiell	2201 N. Government Way; Coeur d’Alene, ID 83814	19,617	0.0
Carol Stephan	2201 N. Government Way; Coeur d’Alene, ID 83814	52,375	0.2
David J. Waisman	2201 N. Government Way; Coeur d’Alene, ID 83814	19,000	0.0
Roger A. VanVoorhees	2201 N. Government Way; Coeur d’Alene, ID 83814	1,910,324	4.9
J. Kenney Berscht	2201 N. Government Way; Coeur d’Alene, ID 83814	5,000	0.0
All executive officers and directors as a group (7 persons)		2,209,002	5.6
The Goldman Sachs Group, Inc.	85 Broad St., New York, NY 10004	3,152,105	8.1

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Review of Transactions with Related Persons

The Bylaws of Sterling Mining provide that it cannot enter into a “director’s conflict of interest transaction,” unless the transaction is approved through the designated “directors’ action” or “shareholders’ action.” A director’s conflict of interest transaction is any transaction effected or proposed to be effected by Sterling Mining, or by a subsidiary, in which

•

a director knows at the time of the commitment that he or she or a related person is a party to the transaction or has a beneficial financial interest in or so closely linked to the transaction and of such financial significance to the director or a related person that the interest would reasonably be expected to exert an influence on the director’s judgment if he or she were called upon to vote on the transaction; or

•

the transaction is brought, or is of such character and significance that it would in the normal course be brought before the Board of Directors for action, and the director knows at the time of commitment that any of the following persons is either a party to the transaction or has a beneficial financial interest in or so closely linked to the transaction and of such financial significance to the person that the interest would reasonably be expected to exert an influence on the director’s judgment if he or she were called upon to vote on the transaction: an entity of which the director is a director, general partner, agent or employee; a person that controls, is controlled by, or is under common control with, an entity of which the director is a director, general partner, agent or employee; or, an individual who is a general partner, principal, or employer of the director.

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

The aggregate fees and expenses billed by our principal accounting firm, Williams & Webster, P.S., for fees and expenses billed during fiscal years ended December 31, 2007 and 2006, were as follows:

	2007	2006
Audit Fees	$108,941	$128,781
Audit Related Fees
Total audit and related fees	108,941	128,781
Other consulting fees
Tax fees
Total fees	$108,941	$128,781

Audit related fees were for reviews of our filings on Form 10 for 2007 and 2006, meetings with the Board and executive officers, and work required by our filing a registration statement on Form 10.

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

(2)	Filed with the Company’s Amended Registration Statement on Form 10/A on February 13, 2006, File #000-51669, and incorporated herein by reference

(3)	Filed with the Company’s Annual Report on Form 10-K on April 17, 2006 and incorporated herein by reference

(4)	Filed with the Company’s Quarterly Report on Form 10-Q on May 22, 2006 and incorporated herein by this reference

(5)	Filed with the Company’s Quarterly Report on Form 10-Q on August 14, 2006 and incorporated herein by this reference

(6)	Filed with the Company’s Current Report on Form 8-K on October 24, 2006 and incorporated herein by this reference

(7)	Filed with the Company’s Current Report on Form 8-K on January 22, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in City of Coeur d’Alene, State of Idaho, on March 31, 2008.

STERLING MINING COMPANY

By:	/s/ Raymond K. De Motte
Raymond K. De Motte
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James N. Meek
James N. Meek
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Raymond K. DeMotte	March 31, 2008
Raymond K. DeMotte, Director

/s/ Kevin G. Shiell
Kevin G. Shiell, Director	March 31, 2008

/s/ Carol Stephan
Carol Stephan, Director	March 31, 2008

/s/ David J. Waisman
David J. Waisman, Director	March 31, 2008

/s/ Roger A. VanVoorhees
Roger A. VanVoorhees, Director	March 31, 2008

/s/ J. Kenney Berscht
J. Kenney Berscht, Director	March 31, 2008

STERLING MINING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Sterling Mining Company

We have audited Sterling Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sterling Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting including obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sterling Mining Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Sterling Mining Company, and our report dated March 28, 2008, expressed an unqualified opinion.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.

Spokane, Washington March 28, 2008

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$6,145,385	$3,054,582
Marketable securities	1,284,711	790,514
Accounts receivable	570,650	64,043
Inventories	1,364,941	313,467
Prepaid expenses and deposits	874,630	225,787
Other current assets	257,536	242,211
Total current assets	10,497,853	4,690,605

INVESTMENTS
Investment in unconsolidated subsidiaries	4,407,343	2,808,238
Long-term Investments and Other Investments	1,283,628	782,253
Total investments	5,690,971	3,590,491

PROPERTY AND EQUIPMENT
Property, plant and equipment	25,025,694	11,720,178
Less accumulated depreciation	(536,494)	(72,603)
Total property and equipment	24,489,200	11,647,575

OTHER ASSETS
Prepaid long-term leases	905,192	990,096
Other assets	275,039	1,600
TOTAL ASSETS	$41,858,255	$20,920,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,042,238	$1,464,102
Accrued expenses	1,472,656	192,206
Notes payable-current portion	477,862	13,931
Capital lease liability-current portion	850,957	-
Unearned revenue	459,535	134,172
Other current liabilities	40,725	4,057,245
Total current liabilities	5,343,973	5,861,656
LONG-TERM LIABILITIES
Notes payable	41,901	519,763
Debentures payable	100,000	-
Capital lease liability	1,476,987	-
Total long-term liabilities	1,618,888	519,763

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $.05 par value; 80,000,000 shares authorized.
38,698,828 and 24,877,828 shares issued and outstanding
at December 31, 2007 and December 31, 2006, respectively	1,934,941	1,243,878
Additional paid in capital	71,479,310	32,674,757
Common stock issuable	-	400,000
Accumulated deficit	(38,681,700)	(19,955,554)
Accumulated comprehensive income	162,843	175,867

TOTAL STOCKHOLDERS' EQUITY	34,895,394	14,538,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,858,255	$20,920,367

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
REVENUES
Sales	$1,155,935	$867,724	$487,516
Lease and contract income	732,638	19,800	4,200
Total revenue	1,888,573	887,524	491,716
COSTS AND EXPENSES
Production costs applicable to sales	1,393,359	956,263	362,758
Exploration	2,657,526	3,701,487	2,794,511
Mine rehabilitation	7,754,513	-	124,029
General and administrative	8,849,309	1,902,427	1,223,312
Depreciation and amortization	463,891	34,211	21,881
Professional Services	-	861,569	220,836
Total expenses	21,118,598	6,499,693	4,384,569

(LOSS) FROM OPERATIONS	(19,230,025)	(6,568,433)	(4,255,611)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	273,514	171,410	(78,356)
Interest and dividends	298,960	25,603	7,162
Gain (loss) on derivative instruments	-	(65,035)	-
Interest (expense)	(148,909)	(62,676)	(42,901)
Gain (loss) on exchange	44,978	(95,149)	(179,251)
Other income (expense)	(4,303)	1,362,416	-
Total Other Income (Expense)	464,240	1,336,570	(293,346)

LOSS BEFORE INCOME TAXES	(18,765,785)	(5,231,862)	(4,548,957)

INCOME TAXES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(18,765,785)	(5,231,862)	(4,548,957)

GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	39,639	1,467	-

NET LOSS	(18,726,146)	(5,230,395)	(4,548,957)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(13,024)	440,393	(878,736)

COMPREHENSIVE INCOME (LOSS)	$(18,739,170)	$(4,790,002)	$(5,427,693)

Basic and Fully Diluted Loss per Share	$(0.56)	$(0.24)	$(0.26)

Basic and fully diluted weighted average shares outstanding	33,430,800	21,907,400	17,461,808

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

STERLING MINING COMPANY AND SUBSIDIARY

						Accumulated
	Common Stock		Additional	Common	Accumulated	Comprehensive
	Number		Paid-in	Stock	Deficit	Income
	of Shares	Amount	Capital	Issuable		(Loss)	Total

Balances, December 31, 2004	16,059,128	802,956	11,416,303	-	(10,176,202)	614,211	2,657,268
Issuances of common stock:
-for cash, at an average of $2.33 per share	325,000	16,250	633,750	-	-	-	650,000
-for services at an average of $3.32 per share	82,300	4,115	268,835	-	-	-	272,950
- for leases at an average of $3.91 per share	151,500	7,575	584,700	-	-	-	592,275
Stock option activity as follows:
- exercised at $0.75 per share	347,693	17,385	243,385	-	-	-	260,770
Warrant activity as follows:
- Issued with common stock shares	1,470,477	73,524	3,518,476	-	-	-	3,592,000
-exercised at an average of $3.00 per share	69,444	3,472	204,860	-	-	-	208,332
Other adjustments to equity	(28,123)	(1,406)	1,631	-	-	-	225
Net loss for the year ended December 2005	-	-	-	-	(4,548,957)	-	(4,548,957)
Other comprehensive gain (loss)	-	-	-	-	-	(878,736)	(878,736)
Balances, December 31, 2005	18,477,419	923,871	16,871,941	-	(14,725,159)	(264,525)	2,806,128

Issuances of common stock:
-for cash, with warrants attached at an average of $2.84 per share	4,180,401	209,020	7,865,443	-	-	-	8,074,463
-for investments	400,000	20,000	1,440,000	-	-	-	1,460,000
-for land	190,000	9,500	670,500	-	-	-	680,000
-for services	6,000	300	23,950	-	-	-	24,250
-for leases and equipment	290,000	14,500	1,080,500	-	-	-	1,095,000
-for commissions	296,530	14,827	-	-	-	-	14,827
-upon conversion of convertible debentures	288,594	14,430	860,570	-	-	-	875,000
-less financing costs	-	-	(449,913)				(449,913)
Stock option activity as follows:
- exercised at $0.75 per share	683,108	34,155	478,176	-	-	-	512,331
Warrant activity as follows:
- Issued with common stock shares	-	-	3,795,636	-	-	-	3,795,636
- Issued with convertible debentures	-	-	206,256	-	-	-	206,256
- Issued with commission shares	-	-	(274,026)	-	-	-	(274,026)
-exercised at an average of $4.00 per share	17,500	875	69,125	-	-	-	70,000
Other adjustments to equity	48,016	2,401	36,599	-	-	-	39,000
Common stock issuable	-	-	-	400,000	-	-	400,000
Net loss for the year ended December 2006	-	-	-	-	(5,230,395)	-	(5,230,395)
Other comprehensive gain (loss)	-	-	-	-	-	440,393	440,393
Balances, December 31, 2006	24,877,568	1,243,878	32,674,757	400,000	(19,955,554)	175,867	14,538,948

Issuances of common stock:
-for cash, with warrants attached	9,230,902	311,545	13,073,798	-	-	-	13,385,343
net of financing costs			(432,851)	-	-	-	(432,851)
- for leases	50,000	2,500	154,000	-	-	-	156,500
-as commissions, with warrants attached	49,959	2,498	191,019	-	-	-	193,517
-for land	350,000	17,500	1,345,000	(400,000)	-	-	962,500
-for services	112,000	5,600	422,380	-	-	-	427,980
Stock option activity as follows:					-	-	-
- granted			487,363	-	-	-	487,363
- exercised at $0.75 per share	25,000	1,250	17,500	-	-	-	18,750
Warrant activity as follows:							-
- Proceeds for 5,585,792 special warrants at $3.25	5,585,792	279,290	15,788,378	-	-	-	16,067,668
-net of financing costs			(1,724,326)	-	-	-	1,724,326)
- issued with common shares			5,621,945	-	-	-	5,621,945
- Exercised	1,417,607	70,880	3,860,346	-	-	-	3,931,226
Net loss for 2007				-	(18,428,699)		(18,428,699)
Other comprehensive gain (loss)						(73,510)	(73,510)
Balances, December 31, 2007	38,698,828	1,934,941	71,479,309		(38,384,253)	102,357	35,132,354

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,726,146)	$(5,230,395)	$(4,548,957)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	463,891	34,211	21,881
Stock and options issued for services	984,760	24,250	272,950
(Gain) loss on investments	(273,514)	(171,410)	78,356
(Gain) loss on equity method investments	(39,639)	-	-
(Gain) loss on derivatives	-	65,035	-
(Gain) loss on foreign exchange	44,978	95,149	-
(Gain) on nonmonetary exchange	-	(1,297,778)	-
Miscellaneous equity adjustments	-	39,000	225
Payments for lease expenses with stock	156,500	1,005,000	592,275
(Increase) decrease in:
Accounts receivable	(506,607)	(21,109)	(22,872)
Accounts receivable related party	-	-	9,065
Notes receivable	-	25,000	(20,000)
Inventories	(1,051,474)	(61,193)	(163,501)
Prepaid expenses	(563,938)	(693,033)	7,962
Other current assets	(15,325)	(183,630)	17,732
Increase (decrease) in:
Accounts payable	578,136	1,061,102	322,787
Accrued expenses	1,280,450	(173,134)	(418,871)
Other current liabilities	(197,724)	157,245	80,885
Net cash used by operating activities	(17,865,652)	(5,325,690)	(3,770,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,536,305)	(371,105)	(50,922)
Proceeds from investments	763,454	355,245	205,555
Investment in property plant and equipment	(14,442,344)	(5,610,244)	(28,267)
Net cash provided (used) by investing activities	(16,215,196)	(5,626,104)	126,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	33,091,450	11,278,196	4,242,000
Proceeds from exercise of stock options and warrants	3,949,977	582,331	469,102
Proceeds from debentures payable	100,000	875,000	-
Net cash provided by financing activities:	37,141,426	12,735,527	4,551,102

Net increase (decrease) in cash and cash equivalents	3,090,803	1,783,733	907,385
Cash beginning of period	3,054,582	1,270,849	363,464

Cash at end of period	$6,145,385	$3,054,582	$1,270,849

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$148,909	$62,676	$124
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$90,000	$-
Common stock issued for land	$962,500	$680,000	$-
Investment in stock in exchange for forgiveness of debt	$-	$33,875	$-
Land purchase by accrued expense	$-	$3,900,000	$-
Acquisition of common stock with common stock	$-	$1,460,000	$-
Land acquired through issuance of notes payable	$-	$450,000	$-
Acquisition of capital lease equipment	$2,327,944	$-	$-
Common stock issued for commissions and convertible debt	$193,517	$875,000	$-
Equipment acquired through issuance of notes payable	$-	$83,694	$-

The accompanying notes are an integral part of these financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

 NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sterling Mining Company was incorporated in the State of Idaho on February 21, 1903, for the purpose of exploring and developing mineral properties through the sale, leasing or joint venture of such properties. The consolidated financial statements presented herein include those of Sterling Mining Company and its majority-owned subsidiary, Sterling Mining de Mexico S.A. de C.V., collectively herein referred to as “the Company” or “Sterling.” Sterling Mining de Mexico S.A. de C.V. was incorporated in Mexico on February 27, 2004, to engage in the business of exploring and developing mining properties in Mexico.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2007, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $10,828.

Asset Retirement Obligations

The Company accounts for asset retirement obligations and conditional asset retirement obligations in according with SFAS 143, FIN 47 and U.S. GAAP.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. During 2007 the Company accrued compensated absences expense during the year totaling $40,725.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Approximately $5.8 million of the Company’s cash in U.S. bank accounts was not FDIC insured at December 31, 2007. The Company also maintains cash in a Mexican bank. The Mexican accounts, which had a U.S. dollar balance of $10,558 at December 31, 2007, is considered uninsured.

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

The Company issued one convertible debenture in 2007 which did not give rise to derivative instruments.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of December 31, 2007, the Company had outstanding options, warrants and convertible debt for a total of 10,772,971 shares which were considered anti-dilutive.

Equity Method

The Company applies the equity method to account for investments for which it has significant influence upon the investee, according to APB Opinion 18 and subsequent pronouncements.

During 2007 the Company acquired significant influence in Merger Mines Corporation and began accounting for its investment in Merger Mines Corporation using the equity method. The value of the Company’s investment in Merger Mines Corporation increased to approximately $1.4 million during 2006. Sterling owns 43% of the voting shares of common stock issued and outstanding by Merger. The difference between the carrying value of the investment in Merger and the underlying equity in the net assets of Merger is $225,388. Consequently, management considers $225,388 of its investment in Merger to be goodwill. Management has evaluated the investment in Merger Mines Corporation and does not consider it to be impaired, at December 31, 2007.

During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. Sterling owns 47% of the voting shares of common stock issued and outstanding by Chester. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $240,124 consequently; management considers $240,124 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired. at December 31, 2007

Estimates

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the years ended December 31, 2007, 2006 and 2005 were $2.7 million, $3.7 million, and $2.8 million, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, marketable securities, investments in stocks, purchase options, purchase warrants, receivables, payables and accrued expenses. Cash, receivables, payables and accrued expenses are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006. Marketable securities, investments in stocks, purchase options and purchase warrants are accounted for by market prices when available, or by other valuation methods described in these notes when market prices are not available.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at December 31, 2007 represented supplies inventory in the U.S. and Mexico, silver concentrate in the U.S., silver concentrate and precipitate in Mexico.

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

At December 31, 2007, the Company had deferred tax assets, calculated at an expected rate of 34%, of approximately $7,570,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been recorded.

The Company’s deferred tax assets are estimated as follows:

	December 31,	December 31,
	2007	2006
Net operating loss carryforward	$22,256,000	$14,290,000

Deferred tax asset	$7,567,000	$4,860,000

Deferred tax asset valuation allowance	$(7,567,000)	$(4,860,000)

At December 31, 2007, the Company has net operating loss carryforwards of approximately $22.3 million from U.S. operations, which expire in the years 2017 through 2026. The change in the allowance account from December 31, 2006 to December 31, 2007, was approximately $2.5 million.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating  the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Revenue Recognition Policy

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is considered probable. The passing of title to the customer is based on terms of sales contracts. Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments. The Company recognizes revenue from coin sales when title passes, which is typically when cash is received in exchange for the coins. When the Mexican subsidiary sells precipitate, revenue is recognized when payment is reported by the refining plant. Advance payments in Mexico are recorded as deferred revenue.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the years ended December 31, 2007 and 2006, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost bases of specific investment accounts.

Certain “long-term investments” are those that management intends to hold for more than one year. Other investments are in options and warrants, which are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. In 2007, the volatility ranged from 49% to 105%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. On the Company’s balance sheet, short-term available-for-sale securities are classified as “marketable securities.” Long-term available-for-sale securities and other investments are classified as “investments.”

The changes in marketable securities, long-term investments, and investments-other during the twelve months ended December 31, 2007 and 2006, are as follows:

12 Months ended December 31, 2007	Fair Value at Dec. 31, 2006	Reclassification	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at Dec 31, 2007
Investments Long-Term	$ 432,329	$ (222,264)	$ 349,848	$ (56,250)	$ 485,666	$ -	$ 989,328
Investments Other	349,924	-	-	-	(55,625)	-	294,299
Total-Investments	782,253	-	349,848	(56,250)	430,040	-	1,283,627
Marketable Securities	790,514	-	1,388,715	(451,452)	(443,065)	-	1,284,712
Total-Marketable Securities and Investments	$1,572,767	$ -	$ 1,738,563	$ (507,702)	$ (13,024)	$ -	$ 2,568,339

12 Months ended December 31, 2006	Fair Value at Dec. 31, 2005	Reclassification	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at Dec 31, 2006
Investments Long-Term	$ 335,389		$ 33,875	$ (14,666)	$ 77,732	$ -	$ 432,329
Investment in Chester Mining Company	46,150		2,775,585	-	(14,942)	-	2,808,238
Investments Other	343,314		125,393	(108,081)	(10,702)	-	349,924
Total-Investments	724,853		2,934,853	(122,747)	53,533	-	3,590,491
Marketable Securities	288,715		282,641	(106,260)	388,327	(62,908)	790,514
Total-Marketable Securities and Investments	$1,013,568		$ 3,217,494	$ (229,008)	$ 440,393	$ -	$ 4,381,005

The value of the Company’s marketable securities and long-term investments increased during the period from December 31, 2006 to December 31, 2007, primarily due to the acquisition of shares in various companies. Marketable securities increased by approximately $422,000 and long-term investments increased by approximately $557,000. The Company adjusts the value of its securities to current market prices at the end of each reporting period.

During 2007 the Company acquired significant influence in Merger Mines Corporation and began accounting for its investment in Merger Mines Corporation using the equity method. The value of the Company’s investment in Merger Mines Corporation increased to approximately $1.4 million during 2006. Sterling owns 43% of the voting shares of common stock issued and outstanding by Merger. The difference between the carrying value of the investment in Merger and the underlying equity in the net assets of

Merger is $225,388. Consequently, management considers $225,338 of its investment in Merger to be goodwill. Management has evaluated the investment in Merger Mines Corporation and does not consider it to be impaired at December 31, 2007.

During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. Sterling owns 47% of the voting shares of common stock issued and outstanding by Chester. The difference between the carrying value of the investment in Chester and the underlying equity in the net assets of Chester Mining Company is $240,124 consequently; management considers $240,124 of its investment in Chester to be goodwill. Management has evaluated the investment in Chester Mining Company and does not consider it to be impaired at December 31, 2007.

The value of other investments, which include stock purchase options and stock purchase warrants, decreased during the period from December 31, 2006 to December 31, 2007 by approximately $29,000. The Company adjusts the balance of its options and warrants at the end of each reporting period using the Black-Scholes options pricing model. The values of these instruments are expected to decrease over time as their expiration dates approach. However, the valuations are subject to market prices, and there may be periods in which the values of certain instruments rise.

NOTE 4 – PROPERTY AND EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from 3-10 years. The following summarizes capitalized equipment and accumulated depreciation:

	December 31,	December 31,	December 31,
	2007	2006	2005
United States:
Land	$7,970,589	$6,684,076	$-
Projects in Progress	3,692,753	4,049,792	-
Mining equipment	6,782,296	411,059	411,059
Sterling Tunnel	5,295,696	-	-
Automobiles	84,765	49,138	21,260
Office equipment	284,789	64,718	28,125
Other equipment	8,517	8,517	8,517
	24,119,404	11,267,301	468,961
Less: accumulated depreciation	(384,357)	(58,994)	(32,757)
	23,735,047	11,208,307	436,204

Mexico:
Office equipment	44,204	39,532	37,279
Crusher and other infrastructure	890,750	413,346	-
	934,954	452,878	37,279
Less: accumulated depreciation	(152,137)	(13,609)	(5,635)
	782,817	439,269	31,644
Total :	$24,517,863	$11,647,575	$467,848

In 2007, the Company acquired 13 pieces of underground mining equipment and one set of mine rescue equipment under a capital lease agreement.

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

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $463,891, $34,211, and $21,811, respectively. The increase in 2007 was primarily due to depreciation on leased underground diesel equipment.

The following is an analysis of the leased property under capital leases by major classes:

Asset Balance at December 31, 2007

Mining Equipment	$81,781
Underground Diesel Equipment	3,870,155
Less accumulated amortization	(121,194)
$3,830,741

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Year ending Dec 31:	Total Lease Pmts.	Interest Portion

2008	$1,211,242	$360,285

2009	987,215	214,170

2010	791,609	87,667

Total minimum payments required:	2,990,066	$662,122

Less amount representing interest:	(662,122)

Present value of minimum lease payments:	$2,327,944

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

Sunshine Mine

On June 6, 2003, the Company leased the Sunshine Mine, which includes approximately 240 patented and unpatented mining claims and related infrastructure buildings and equipment. The property includes the Sunshine Mine and Mill and all of the proximate support buildings, including the shops, dry, assay office, mine office, warehouse, hoist house, compressor building and surface and underground equipment. The leased property also includes the ConSil Mine and Mill and related infrastructure buildings and equipment. The lease, with a term of 15 years, provides an option for the Company to purchase the property for an amount between $3 and $5 million, indexed to the price of silver. The Company issued two million shares of common stock, assumed certain property tax payments in arrears and made other cash payments to secure the lease. The Company pays a monthly lease fee of $10,000 per month and is subject to certain royalty interests payable to third parties when the mine is in production. There are no work requirements included in the lease other than to comply with applicable laws and regulations. The Company is developing a plan to put the mine back into production and is concurrently engaging in surface exploration that has consisted of geochemical and geophysical studies and core diamond drilling. The Company has subsequently acquired by lease several adjacent properties to the Sunshine Mine that are accessible from the underground workings of the mine.

Galena-East/West Claims

The Company owns, by right of location, 17 unpatented mining claims in the Coeur d’Alene Mining District Region which are adjacent to the Galena Mine property of U.S. Silver Corp. In 1996, a 20-year lease was signed on the claim group which requires payment to the Company of an annual royalty of $4,200 and a 15% net profit interest.

Chester Group of Mining Claims

On February 4, 2004, the Company leased the Chester Group (“Chester”) which consists of nine patented mining claims and a 1/3 interest in four other patented mining claims that are adjacent to the mining claims of the Sunshine Mill. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $600 per month until such time as a royalty of 4% on net returns or a royalty of 20% of net profits is payable. The Company is also obligated by the lease to issue to Chester Mining Company 50,000 shares of restricted Sterling Mining Company common stock on each anniversary date that the lease is in effect. In 2006, the Company acquired an ownership of 43% of Chester’s voting stock, giving Sterling significant influence in Chester Mining Company. In 2006, the Company began using the equity method to account for its investment in Chester.

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

During 2006, the Company entered into an option agreement with Silver Fields Resources Inc. (formerly Red Lake Resources) regarding the JE prospect. Under the terms of the agreement, Silver Fields may earn a 75% interest in the property for cash payments totaling US $300,000, the issuance of 500,000 common shares of Silver Fields common stock to Sterling and $600,000 work commitment for exploration during the next three years. Sterling will retain a 25% interest and a 2.5% net smelter return. After Silver Fields has completed its earn-in, Sterling may maintain or increase its 25% carried interest by participating in future exploration and development.

 Merger Mines Mining Claims

The Company leased the Merger Mines (“Merger”) group of thirty-five patented mining claims that are adjacent to the mining claims of the Sunshine Mine on July 6, 2004. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $2,500 per year until such time as a royalty of 5% on NSRs is payable. The advance royalty increases to $5,000 per year at the beginning of the sixth year, increases to $7,500 per year at the beginning of the eleventh year, and increases to $10,000 at the beginning of the twenty-first year. The Company also issued to Merger Mines Corporation 20,000 shares of restricted Sterling Mining Company common stock as required by the lease at the beginning of the lease term. The Company is required to perform certain exploration activities during the first 18 months with minimal costs to be incurred of $25,000, during the second 18 months with minimal costs to be incurred of $100,000, and following the first 36 months a minimum of $25,000 per year.

Metropolitan Mines Mining Claims

The Company leased on September 16, 2004 the Metropolitan Mines Corporation’s (“Metropolitan”) group of forty unpatented mining claims and Metropolitan’s partial interest in two patented claims that are adjacent to the mining claims of the Sunshine Mine. The Company also conveyed to and leased back from Metropolitan Mines Corporation 37 unpatented mining claims. The lease term is indefinite until cancelled. The lease is subject to an advance royalty payable by the Company of $1,000 per month until such time as ore is produced from the Metropolitan property. Net proceeds, when ore is produced, are to be split between Metropolitan (16% or 50%) and the Company (84% or 50%) depending upon the location of the production. Metropolitan Mines Corporation also delivered 200,000 shares of their restricted common stock to the Company as part of the aforementioned lease transactions.

Mineral Mountain Mining Claims

The Company leased the Mineral Mountain Mining and Milling Company (“Mineral Mountain”) group of four patented mining claims that are adjacent to the mining claims of the Sunshine Mine on February 25, 2004. The lease term is for 25 years and is renewable for an additional 25 years. The lease is subject to an advance royalty payable by the Company of $3,600 per year until such time as net profits royalties of 3% are payable. The Company also issued to Mineral Mountain 30,000 shares of restricted Sterling Mining Company common stock as required by the lease at the beginning of the lease term.

Northwest Montana Group Claims (“Timberline Resources”)

The Company leased four groups of unpatented mining claims located in Lincoln and Sanders Counties in Western Montana from Timberline Resources Corporation. Each claim group has the potential to host stratabound silver/copper deposits in the favorable Revett rock formation. The Lucky Luke Claim Group consists of twenty unpatented mining claims in Sanders County, the Standard Creek Claim Group consists of twenty nine unpatented mining claims in Lincoln County, the Minton Pass Claim Group consists of twenty unpatented mining claims in Sanders County, and the East Bull Claim Group consists of twenty-six unpatented mining claims in Lincoln County, Montana. The lease was dated November 26, 2004, has a term of 20 years and is renewable for an additional twenty years. The lease is subject to an advance royalty of $5,000 for each of the above claim groups that remain subject to the lease on June 1 of each year beginning in 2007. The Company is obligated for a payment of $20,000 annually for all four groups. Consideration provided to Timberline by the Company consisted of recognizing as paid a $65,500 receivable, and a cash payment to Timberline of $19,600.

Rock Creek

The Company leased twenty six unpatented claims and one patented claim at Rock Creek (Idaho). The lease was signed by the Company on March 1, 2006, with a term of 25 years, with a 25% net profits royalty and an advance minimum royalty of $500 per month applied against net profits royalty when operational. Contained within the lease is a work commitment of $50,000 per every 5-year period. As part of the lease transaction, the Company issued to Rock Creek 20,000 shares of Sterling stock and 500,000 Rock Creek shares were issued to Sterling. Sterling is obligated to pay all future taxes relating to the leased property and Sterling may cancel the lease with 30 days notification.

 Other U.S. Exploration Prospects

The Company has numerous exploration prospects held by ownership, lease or lease option in the States of Idaho and Montana comprising over 4,000 acres of unpatented mining claims. Generally mining properties are leased for 10 to 25 year terms with a net smelter return of 1% to 2%, or an operating profit interest up to 50%, due to the owner. Owned properties are unpatented mining claims subject to the paramount title of the federal government, subject to annual work requirements and annual fees.

Sterling Mining De Mexico, S.A. De C.V. Properties

The Company formed Sterling Mining De Mexico, S.A. De C.V. in February, 2004, to engage in the exploration and exploitation of silver minerals in Mexico. Sterling Mining De Mexico is a 99% owned subsidiary of Sterling Mining Company. As of December 31, 2007, the Company had invested approximately $6 million USD in its Mexican subsidiary, of which a significant portion has been used to lease and construct the Barones plant and acquire the following silver bearing mineral concessions and leases.

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

Other Mexico Mineral Concessions

Sterling Mining De Mexico, S.A. De C.V. holds several exploration mineral concessions that are situated approximately 60 kilometers to the southeast of the city of Zacatecas. These include the Tesorito Group, the La Esperanza Group, the La Aventurera Group and the Bolshoi. These properties comprise approximately 25,292 hectares (62,497 acres). Properties include La Blanca, Cuauhtemoc, Bilbao, Arturo, La Leona, Pinos, Pico de Treyo, Jimenez de Teul, Cuatro Cienegas, and Venaditas.

In 2006 the Company entered into an agreement with Silver Fields (formerly Red Lake Resources) regarding the Bolshoi property. Silver Fields has the right to earn a 100% interest in the Bolshoi Property. The agreement required Silver Fields to make total payments to Sterling of $75,000 USD, issue 400,000 shares, and complete $300,000 USD in exploration over a period of 3 years. The property is subject to a royalty of 2.5% of net smelter returns. This agreement has since expired.

The Company entered into an agreement with Chester Mining Company regarding the Tesorito Group. The Company sold 50% of its interest in the Tabasquena Mine (Tesorito) in Mexico for 600,000 restricted common shares of Chester Mining Company, as disclosed in the Company’s Form 10-Q filed on November 15, 2006.

 NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 the Company purchased 1,149,653 shares of Kimberly Gold Mines for $212,803. Raymond DeMotte is a director of both companies. The Company also purchased 747,499 shares of Merger Mines Corp. for $724,125. Carol Stephan is a former director of Merger Mines Corporation and a director of Sterling Mining Company.

NOTE 7 – COMMON STOCK

During the year ended December 31, 2007, the Company issued 13,821,260 shares of common stock as follows; for $32,311,251; 6,230,902 shares with warrants attached for cash of $16,921,132; 5,585,792 shares for $18,153,824 upon the exercise of special warrants; 350,000 shares for land; 112,000 shares for services; 50,000 shares for leases; 49,959 shares for commissions; 25,000 shares upon the exercise of options; and 1,417,607 shares upon the exercise of warrants for cash of $3,547,115.

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

NOTE 8 – STOCK OPTIONS

During the year ended December 31, 2007, stock options of 25,000 were exercised for cash proceeds of $18,750 and 810,000 stock options were granted.  Options granted have been reduced from 960,000 to 810,000 due to the correction of a mathematical error and an amendment to the employment agreement of Mr. Ray DeMotte. The exercise price of the options remains at $4.00.

During the year ended December 31, 2006 stock options of 683,108 were exercised for cash proceeds of $512,331. There were no stock options granted during 2006.

Following is a summary of stock option activity during the years ending December 31, 2004, 2005 and 2006:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31, 2004	1,183,467	$1.19
Granted	-	-
Exercised	(347,693)	0.75
Expired	-	-
Options outstanding at December 31, 2005	835,774	$1.38
Granted	-	-
Exercised	(683,108)	0.75
Expired	(127,666)	4.86
Options outstanding at December 31, 2006	25,000	$0.75
Granted	810,000	4.01
Exercised	(25,000)	0.75
Expired	-	-
Options outstanding at December 31, 2007	810,000	$4.01

NOTE 9 – COMMON STOCK WARRANTS

During the year ended December 31, 2007 the Company granted 8,440,722 warrants with exercise prices ranging from $3.75 to $4.50 and expirations at various dates through 2009. The total value of the warrants was $5,849,084 as determined by a Black Scholes pricing model.

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

Following is a summary of stock warrant activity for the years ended December 31, 2006 and 2007:

	Common Shares Under Warrants	Exercise Price Per Share	Fair Value Per Share At Grant Date	Expiration Date
Outstanding at December 31, 2004	500,889	$5.43	$3.50 - $13.40	1/05 - 5/08

Warrants issued in connection with sale of common stock	1,018,317	$3.03	$2.25 - $5.00	3/06 - 2/08
Warrants issued as replacement for cancellation	100,000	$3.50	$3.60	2/07
Warrants exercised	(69,444)	$3.00	$3.00	1/07
Warrants expired	(256,445)	$1.00	$3.00 - $7.00	6/05 - 9/05
Warrants cancelled	(150,000	$7.00	$2.12	2/07

Outstanding at December 31, 2005	1,143,317	$3.12	$2.25 - $7.00	2006-2008
Warrants issued in connection with sale of common stock	5,205,408	$4.67	$3.50-$8.42	2007-2008
Warrants exercised	(17,500)
Warrants expired	(113,000)	$4.73	$0.03-$1.97	2006
Outstanding at December 31, 2006	6,218,225	$4.09	$0.14-$5.40	2007-2008
Warrants issued in connection with sale of common stock	8,440,722	$2.63	0.98-1.60	2007-2009
Warrants exercised	(1,332,699)	$2.64	0.14-0.85	2007
Warrants expired	(685,510)	$4.17		2007
Outstanding at December 31, 2007	12,640,738	$3.36	0.16-1.60	2007-2009

The weighted average fair value of warrants granted during the years ended December 31, 2007 and 2006 was $0.69, and $0.70.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below:

Mineral Leases	Production
	Royalties	2008 Annual
	Payable (1)	Lease Fees
Barones Concession (2)	Yes	$-
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	15,000
Jestec	Yes	30,000
Merger Mines Claim Group	Yes	5,000
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	-
San Acacio Concession (5)	Yes	-
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	150,000
Cuatro Cienegas (9)	Yes	100,000
La Chapis (10)	No	-
Alhambra (11)	Yes	3,000
Copper (12)	Yes	1,500

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 225 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commences on June 1, 2007.

(5)	San Acacio production royalties are not payable to lessor, but are payable to third parties.

(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.

(7)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

(8)	The lease includes a $50,000 work commitment in 2007 and additional work commitments of $100,000 for each of the next four years.

(9)	The lease includes payments of $100,000 per year for each of the next five years.

(10)	The lease includes an initial payment of $25,000 and work commitments of $50,000 the first year and $100,000 the second and third years.

(11)	The lease includes annual payments $3,000 per year until such time as Net Profit Royalties are payable.

(12)	The lease includes annual payments $1,500 per year until such time as Net Profit Royalties are payables

The total value of shares issued for leases in 2007 was $156,500. The total number of shares of common stock issued for leases in 2007 was 50,000.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $2,259 per month through September 2008. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,843 from December 2007 through November 2008. The Company entered into a lease for additional office space in Wallace, Idaho for $5,200 per month through December, 2008.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2008	$363,224
December 31, 2009	363,224
December 31, 2010	363,224
December 31, 2011	363,224
Total minimum lease payments	$1,452,896

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

There were no employment agreements granted in 2007.

Contingent Liabilities

The Company has been named in legal proceedings. Management has not recorded a contingent liability for the following reasons:

As initially reported in our report on Form 10-Q for the quarter ended June 30, 2006, in September 2005 James D. Christianson and a small group of shareholders affiliated with Mr. Christianson filed a lawsuit against two directors of the Company, Carol Stephan and Ray DeMotte, in the United States District Court, Western District of Washington at Tacoma, Case No. CV05-5590 RBL. The plaintiffs requested permission to amend the original complaint to add claims against the Company. During the second quarter of 2006 the motion was approved and the Company was added as a party. The Company subsequently filed a motion to dismiss the complaint on the grounds that the complaint fails to state a viable claim against Sterling Mining even if the alleged facts are taken as true. In a separate motion, a director moved to change the venue of the lawsuit from Washington to Idaho, which motion was granted September 21, 2006. Trial is scheduled to begin June 10, 2009, in the United States District Court for the District of Idaho, Case No. CV06-429-N-EJL. The Company and the other parties have been ordered by the Court to attend mediation to attempt to voluntarily resolve the claims asserted in this matter.

The Company does not consider the matter to be material. Management believes that the case is without merit and that any liability resulting from the case is neither estimable nor probable. The Company intends to aggressively defend itself in this matter unless an acceptable settlement can be achieved. If the litigation does proceed, the Company intends to assert counterclaims against Mr. Christianson alleging, among other things, that Mr. Christianson made certain material misrepresentations and omitted material information in conjunction with soliciting the purchase of Company stock, and engaged in other conduct to the Company’s detriment.

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

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. The Company has paid property taxes in arrears for the years 1999 through 2004. Estimated tax liabilities including penalties and interest outstanding at December 31, 2007 are shown below:

Tax Year:
2007	$40,070
Accrued Penalties and Interest	-
Balance, December 31, 2007	$40,070

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

NOTE 11– SEGMENT REPORTING

The Company had two business segments beginning in 2004. One segment is the exploration and mining segment in the United States of America. The Company engages in the acquisition and exploration of mineral properties in the U.S. in this segment and is preparing the Sunshine mine for production. The Company’s other segment is the Mexico segment, which includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition and exploration of mineral properties in Mexico and has been operating the Barones tailings project since mid-year 2005. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the twelve months ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Revenues:
United States	$554,788	$58,359	$50,556
Mexico	1,333,785	829,165	441,160
Total	$1,888,573	$887,524	$491,716

Income (loss) from operations
United States	$(18,730,175)	$(5,756,871)	$(3,423,413)
Mexico	(499,850)	(811,561)	(832,198)
Total	$(19,230,025)	$(6,568,432)	$(4,255,611)

Net Income (Loss)
United States	$(18,291,780)	$(4,318,338)	$(3,537,508)
Mexico	(474,005)	(912,056)	(1,011,449)
Total	$(18,765,785)	$(5,230,394)	$(4,548,957)

Identifiable Assets:
United States	$40,105,621	$19,616,336	$2,833,503
Mexico	1,752,634	1,304,031	822,003
Total	$41,858,255	$20,920,367	$3,655,506

Capital Expenditures:
United States	$12,852,103	$10,752,510	$27,899
Mexico	482,076	461,428	368
Total	$13,334,179	$11,213,938	$28,267

NOTE 12 – NOTES PAYABLE

At December 31, 2007, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology “DMT” for a land purchase and $83,694 to Microsoft Corporation for the purchase of computer hardware and software. Notes payable-current portion on the balance sheet is $477,862 the sum of the $400,000 Western Continental note, the $50,000 DMT note and $27,862, the current portion of the Microsoft note. Notes payable-long term on the balance sheet is $41,901, the long-term portion of the Microsoft note.

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

 NOTE 13 – SUBSEQUENT EVENTS

On February 8, 2008, Aura Silver cancelled the Pine Creek Agreement with Sterling.

On March 4, 2008, Sterling Mining Company, Sterling Mining de Mexico S.A. De C.V., Source Exploration Corporation and Roca Verde Exploracion de Mexico S.A. de C.V., entered into an Earn-In Agreement and are currently negotiating and Escrow Agreement.