Form 10-K/A
period 2007-12-31
Sterling Mining CO
filed 2008-04-02
CIK 1346685

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

The number of shares outstanding of the registrant’s class of $0.05 par value common stock as of March 25, 2008 was 38,698,828

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note - due to a clerical error the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statement of Sterling Mining Company that was supposed to be presented on page F-2 was mistakenly replaced by the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.  This amendment is filed to present the correct Report on page F-2 of our Consolidated Financial Statements.

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

Board of Directors

Sterling Mining Company

Coeur d’Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sterling Mining Company as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2007, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Mining Company as of December 31, 2007 and 2006 and the results of its operations and comprehensive loss, consolidated statement of stockholders’ equity and consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Sterling Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2008 expressed an adverse opinion.

Certified Public Accountants

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