Form 10-Q
period 2008-03-31
Sterling Mining CO
filed 2008-05-12
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from                      to

Commission File No. 0-51669

STERLING MINING COMPANY

(Exact name of registrant as specified in its charter)

IDAHO	82-0300575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

609 Bank Street, Wallace, ID 83837

(Address of principal executive offices and Zip Code)

(208) 556-0227

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act) (check one)

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,439,992 shares of common stock as of May 6, 2008.

STERLING MINING COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2008	December 31 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$449,700	$6,145,385
Marketable securities	1,505,567	1,284,711
Accounts receivable	529,233	570,650
Inventories	1,855,235	1,364,941
Prepaid expenses and deposits	1,137,679	874,630
Other current assets	189,634	257,536

Total current assets	5,667,048	10,497,853

INVESTMENTS
Investments in unconsolidated subsidiaries	4,503,257	4,407,343
Other investments	995,714	1,283,628

	5,498,971	5,690,971

PROPERTY AND EQUIPMENT, NET
Property, plant and equipment	27,814,976	25,025,694
Less accumulated depreciation	(912,054)	(536,494)

Total property and equipment	26,902,922	24,489,200

OTHER ASSETS
Prepaid long-term leases	899,255	905,192
Other assets	275,039	275,039

TOTAL ASSETS	$39,243,235	$41,858,255

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,759,529	$2,042,238
Accrued expenses	664,331	1,472,656
Notes and debenture payable-current portion	577,862	477,862
Capital lease liability-current portion	915,581	850,957
Unearned revenue	221,570	459,535
Other current liabilities	771,284	40,725

Total current liabilities	7,910,157	5,343,973

LONG-TERM LIABILITIES
Notes payable, net of current portion	34,936	41,901
Debentures payable	—	100,000
Capital lease liability	1,846,783	1,476,987

Total long-term liabilities	1,881,719	1,618,888

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 80,000,000 shares authorized, 38,698,828 and 38,698,828 shares issued and outstanding, respectively	1,934,941	1,934,941
Additional paid-in capital	71,558,142	71,479,310
Common stock issuable	158,500	—
Accumulated deficit	(44,367,767)	(38,681,700)
Accumulated comprehensive income	167,543	162,843

TOTAL STOCKHOLDERS’ EQUITY	29,451,359	34,895,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,243,235	$41,858,255

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Sales	$1,317,798	$189,987
Lease and contract income	61,934	1,350

Total revenue	1,379,732	191,337
COST AND EXPENSES
Cost of revenues	981,452	248,161
Exploration	759,287	297,383
Mine rehabilitation	3,715,418	1,244,349
General and administrative	2,127,763	818,960
Depreciation and amortization	282,782	14,249
Professional services	—	127,812

Total expenses	7,866,702	2,750,914

LOSS FROM OPERATIONS	(6,486,970)	(2,559,577)

OTHER INCOME (EXPENSES)
Gain on investments	645,511	237,345
Interest and dividends	38,736	36,087
Interest expense	(2,337)	(16,585)
Gain (loss) on exchange	67,147	(80,023)
Miscellaneous income	17,000	(746)

Total Other Income (Expense)	766,057	176,078

LOSS BEFORE INCOME TAXES	(5,720,913)	(2,383,499)
INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(5,720,913)	(2,383,499)

GAIN FROM INVESTMENT IN EQUITY METHOD INVESTMENTS	34,846	1,616

NET LOSS	(5,686,067)	(2,381,882)

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on investments	4,700	141,067

COMPREHENSIVE LOSS	$(5,681,367)	$(2,240,815)

Basic and Fully Diluted Loss per Share	$(0.15)	$(0.09)

Basic and fully diluted weighted average shares outstanding	38,698,828	27,443,579

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,686,067)	$(2,381,882)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	375,500	14,249
Stock option expense	78,832	—
(Gain) loss on investments	(645,511)	(237,345)
(Gain) loss on investment in equity method subsidiaries	(34,846)	—
(Gain) loss on foreign exchange	(67,147)	80,023
Payments for lease expenses with stock	158,500	39,125
(Increase) decrease in:
Accounts receivable	41,417	43,169
Inventories	(490,294)	(26,060)
Prepaid expenses	(257,112)	(271,923)
Other current assets	67,902	57,142
Increase (decrease) in:
Accounts payable	2,717,291	204,480
Accrued expenses	(808,325)	56,834
Unearned revenue	(237,965)	—
Other current liabilities	749,239	(102,525)

Net cash used by operating activities	(4,038,586)	(2,524,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(148,979)	(547,059)
Proceeds from investments	853,707	316,633
Investment in property, plant and equipment	(2,354,862)	(6,155,912)

Net cash provided (used) by investing activities	(1,650,134)	(6,386,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	—	7,813,620
Proceeds from exercise of stock options and warrants	—	18,750
Proceeds from notes payable	(6,965)	—

Net cash provided by financing activities:	(6,965)	7,832,370

Net increase (decrease) in cash and cash equivalents	(5,695,685)	(1,078,680)
Cash beginning of period	6,145,385	3,054,582

Cash at end of period	$449,700	$1,975,902

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$2,337	$16,585

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for leases	$—	$156,500
Common stock issuable issued for land	$—	$400,000
Acquisition of capital lease equipment	$434,420	—

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS, MARCH 31, 2008

Sterling Mining Company is engaged in the business of acquiring, exploring, developing, and mining mineral properties, primarily those containing silver and associated base and precious metals. It is operating the Barones silver plant and mining surface material at the San Acacio mine in Zacatecas, Mexico and is operating the Sunshine Mine in Idaho. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company is headquartered at 609 Bank Street, Wallace, ID 83873.

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiary. Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2007.

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company did accrue $40,725 in 2007 for compensated absences expense. The Company did not accrue any additional expense during the first quarter of 2008 because management has deemed that any additional liability arising from these provisions in the future would be immaterial.

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

In 2006, the Company issued convertible debt and accounted for that debt according to SFAS 133 and subsequent pronouncements. Consequently, management recognized the convertible debt contract as a derivative instrument and accounted for the derivative according to GAAP. The Company had no derivative instruments at March 31, 2008 or December 31, 2007.

Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Diluted net loss is the same basis net loss per share, as the inclusion of common stock equivalents would be antidilutive.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily securities in active markets and institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

Level 2:

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 assets represent securities that are traded in active markets but are restricted shares, and small cap mining stocks that are not traded in active markets.

Level 3:

Pricing inputs that are generally unobservable inputs and not corroborated by market data. The Company’s Level 3 assets represent options and warrants in small cap mining stocks. Fair value is determined using the Black-Scholes valuation method and consideration for the risk of loss of value.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at March 31, 2008 and 2007 represented supplies inventory and, minerals inventory in Idaho and Mexico and silver coins and other inventory in Idaho.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This standard is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Also in December 2007, FASB issued FASB Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement 160 simplifies the reporting of noncontrolling interest in consolidated financial statements. It is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March of 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

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

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended March 31, 2008 and 2007, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended March 31, 2008, the average volatility ranged from 49% to 129%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 1.54% and 4.36% for the periods presented.

The changes in marketable securities, long-term investments, and investments-other during the three months ended March 31, 2008 are as follows:

Three Months Ended March 31, 2008	Fair Value at Dec. 31, 2007	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at March 31, 2008
Investments Long-Term	$989,328	$75,009	$—	$(275,845)	$—	$788,393
Investments Other	294,299			(86,978)	—	207,321

Total Investments	1,283,627	75,009		(362,822)	—	995,714
Marketable Securities	1,284,712	61,529	(208.196)	367,522	—	1,505,567

Total-Marketable Securities and Investments	$2,568,339	$136,538	$(208,196)	$4,700	$—	$2,501,281

At March 31, 2008, the total basis of marketable securities and investments was $2,333,838. Total accumulated unrealized gains were $167,543 and the total fair market value was $2,501,281.

At December 31, 2007, the total basis of marketable securities and investments was $2,405,496. Total accumulated unrealized gains were $162,843 and the total fair market value was $2,568,339

Note 4: Income Tax

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

At March 31, 2008, the Company had deferred tax assets, calculated at an expected rate of 34%, of approximately $9,580,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008.

The Company’s deferred tax assets are estimated as follows:

	March 31, 2008	December 31, 2007
Net operating loss carryforward	$28,170,000	$22,256,000
Deferred tax asset	$9,580,000	$7,567,000
Deferred tax asset valuation allowance	(9,580,000)	(7,567,000)

Net deferred tax asset	$—	$—

At March 31, 2008, the Company has net operating loss carryforwards of approximately $28,170,000, which expire in the years 2018 through 2027.

The change in the allowance account from December 31, 2007 to March 31, 2008 was approximately $2,013,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of metal inventory, supply inventory, and silver coins and other inventory for sale. Inventories in Mexico consist primarily of silver concentrate and precipitate. Other components of inventory are copper, reagents, gravel and work in process.

At March 31, 2008 and December 31, 2007, the concentrate and precipitate in Mexico was either on-site, in transit, or at the refinery. The concentrate in Idaho was on-site.

Note 6: Property Plant and Equipment

During the quarter the Company acquired three pieces of underground mining equipment under a capital lease agreement.

The Company conducts a major part of its operation with leased equipment. These equipment leases, which are for three years each, expiring in 2011, are classified as capital leases. Each lease contains the option for the Company, after the initial lease term, to purchase the property at approximately 15% of the purchase price.

The rental payments under each lease are based on the remaining balance, after an initial down payment of 40%. The first and last month payments are due at the beginning of the lease term and do not reduce the balance used to calculate the minimum lease payment, resulting in implicit interest rates of approximately 20%.

The following is an analysis of the leased property under capital leases by major classes:

Property:	Asset Balances at March 31, 2008
Mining Equipment	$81,976
Underground Diesel Equipment	4,644,673
Less: Accumulated amortization	(277,136)

$4,449,513

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008:

Year ending March 31:
2008	$1,471,144
2009	1,359,858
2010	1,153,140
2011	89,695
Total minimum lease payments required	4,073,837
Less: Amount representing interest	(935,624)

Present value of minimum lease payments	$3,138,213

Note 7: Commitments and Contingencies

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below:

Mineral Leases

	Production Royalties Payable (1)	2008 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	15,000
Jestec	Yes	30,000
Merger Mines Claim Group	Yes	5,000
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	—
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	150,000
Cuatro Cienegas (9)	Yes	100,000
La Chapis (10)	No	—
Alhambra (11)	Yes	3,000
Copper (12)	Yes	1,500

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commenced on June 1, 2007.

(5)	San Acacio production royalties are not payable to lessor, but are payable to third parties.

(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.

(7)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

(8)	The lease includes a $100,000 work commitment in 2008 and additional work commitments of $100,000 for each of the next three years.

(9)	The lease includes payments of $100,000 per year for each of the next four years.

(10)	The lease included an initial payment of $25,000 and work commitments of $50,000 in 2007 and $100,000 in 2008 and 2009.

(11)	The lease includes annual payments $3,000 per year until such time as Net Profit Royalties are payable.

(12)	The lease includes annual payments $1,500 per year until such time as Net Profit Royalties are payable.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $2,259 per month through September 2008. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,843 from December 2007 through November 2008. The Company entered into a lease for additional office space in Wallace, Idaho for $5,200 per month through December, 2008.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2008	$467,724
December 31, 2009	467,724
December 31, 2010	467,724
December 31, 2011	467,724
December 31, 2012	467,724

Total minimum lease payments	$2,338,620

Compliance with Environmental Regulations

The Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the water and air, and threatened or endangered species, in the vicinity of many of its mining operations. These regulations include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility. The Company is investigating the necessary environmental requirements and any bonding necessary to comply with the regulations.

Other Taxes

The Company assumed certain property taxes in arrears as part of the Company’s obligation in the lease of the Sunshine Mine. Estimated tax liabilities at March 31, 2008 are shown below:

Tax Year:
2007	$24,279
2008	52,124

Balance, March 31, 2008	$76,403

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

Note 8: Notes Payable

At March 31, 2008, the Company had three notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase and $62,797 to Microsoft Corporation for the purchase of computer hardware and software. The notes payable current portion on the balance sheet is $477,862 representing the current portion of the Microsoft note, the payable to Western Continental, and the payable to DMT. Notes payable long-term on the balance sheet is $34,936, the long-term portion of the Microsoft note.

The notes payable have the following terms: The Western Continental note has a 7.25% interest rate, monthly interest payments of $2,417, with payment of the principal due in full on November 6, 2008. The DMT note has a maturity date of October 6, 2008, when the principal is due in full. No payment is due until the maturity date. The Microsoft note has monthly payments $2,803. Interest and principal are scheduled to be paid in full on July 1, 2010. Each note is collateralized by the asset acquired.

Note 9: Common Stock, Options and Warrants

During the first quarter of 2008, the Company issued no shares, options, or warrants. Options issued to officers in 2007 partially vested in the first quarter of 2008. The Company recognized $158,500 of common stock issuable for an annual mineral lease payment of 50,000 shares.

During the year ended December 31, 2007, stock options of 25,000 were exercised for cash proceeds of $18,750 and 810,000 stock options were granted. Options granted were reduced from 960,000 to 810,000 due to the correction of a mathematical error and an amendment to the employment agreement of Mr. Ray DeMotte. The exercise price of the options remains at $4.00.

Note 10: Loss per Common Share

The Company is authorized to issue 80,000,000 shares of common stock, $0.05 par value per share, of which 38,698,828 shares were issued at March 31, 2008. The number of weighted average shares of common stock outstanding at March 31, 2008 is 38,698,828.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding March 31, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of March 31, 2008, the Company had issued and outstanding 11,969,838 warrants, 810,000 options, and convertible debt that could be converted to 80,000 shares of common stock and earnings would be fully diluted by 12,859,838 shares.

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

The following table presents information about reportable segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenues:
United States	$374,113	$7,982
Mexico	1,005,619	183,355

Total	$1,379,732	$191,337

Income (loss) from operations
United States	$(6,646,518)	$(2,370,812)
Mexico	159,548	(188,765)

Total	$(6,486,970)	$(2,559,577)

Net income (loss)
United States	$(5,911,918)	$(2,112,066)
Mexico	225,851	(269,816)

Total	$(5,686,067)	$(2,381,882)

Identifiable assets:
United States	$36,992,199	$21,814,863
Mexico	2,251,036	1,096,455

Total	$39,243,235	$22,911,318

Capital expenditures:
United States	$2,745,869	$2,036,507
Mexico	43,413	219,405

Total	$2,789,282	$2,255,912

Note 12: Significant Customers

Sterling Mining de Mexico, the Mexican subsidiary, has sold its concentrate and precipitate to two refineries in the past. During the three months ended March 31, 2008, sales were to Met-Mex Penoles refinery and to one buyer. Concentrate from the Sunshine Mine was sold to one refinery during the quarter.

Note 13: Subsequent Events

Issuance of shares and warrants in April and May 2008.

On May 5, 2008, the Company completed a private placement offering that, in the aggregate, raised a total of $1,780,794. In the placement Sterling sold to nine investors 741,164 shares of Common Stock, 370,581 Series A Warrants and 370,581 Series B Warrants. The Series A Warrants are exercisable for a term of 18 months from May 5, 2008, at an exercise price of $3.40 per share. The Series B Warrants are exercisable for a term of 36 months from May 5, 2008, at an exercise price of $4.10 per share. Sterling is required to file a registration statement under the Securities Act of 1933 within 30 days following closing of the placement to register resale of the common shares sold in the placement and the shares underlying the Series A Warrants and Series B Warrants.

Proceeds from the private placement will be used to fund the ongoing rehabilitation and upgrade of the Sunshine Mine, and for general working capital purposes.

The placement was made without registration in reliance on Regulation S adopted under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder based on the investors’ representations regarding residency and/or accredited investor status. Securities sold in the placement have not been registered under the Securities Act of 1933, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2007. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Sterling Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The average prices of silver (London Final) and gold (London Final) for the first three months of 2008 were $17.59 and $925.67 per ounce, respectively. The market prices of silver and gold on May 2, 2008 were $16.56 per ounce and $859.70 per ounce, respectively.

The Company’s operating mines are the Sunshine Mine in Idaho and the San Acacio-Barones silver project in Mexico. The Company has exploration projects in Idaho, Montana, and Mexico. As a result of the work completed in the first quarter of 2008, the Company expects increasing production quarterly in 2008 and increasing concentrate grades above 800 ounces of silver per ton.

Operating Highlights and Statistics

Sunshine Mine

A ceremony to commemorate the return of the Sunshine Mine to production was held at mine site on March 26th which was attended by Idaho Governor Butch Otter and Cecil D. Andrus, former Idaho Governor and Secretary of the Interior.

At the Sunshine Mine total of 3,842 tons of vein material was produced from upper country stoping accessed from the Sterling Tunnel. Production began from the 3100 level Sunshine vein area during the quarter with 2,269 tons of ore mined. An additional 1,343 tons of ore was recovered from stockpiles and generated during rehabilitation of 3100 level to secure the West Chance secondary escapeway. Three development projects were started during the quarter. The first to access ore below the producing stope on the Sterling Tunnel level; the second to access a new stope in the Sunshine vein area below 3100 level; and the third to connect to the 3400 level in the Sunshine vein area for ventilation, secondary escapeway from 3700 level and to access two developed stopes below 3400 level. The development work on the 3100 level primarily was to prepare stopes for production in the second quarter.

The mill processed 6,444 wet tons of ore during the quarter resulting in 43,463 ounces of silver reporting to concentrates. Mill recovery averaged 94.6% during the period. The mine’s second concentrate shipment of 28.48 tons was made during the quarter containing 16,689 ounces of silver. The average grade of the concentrate was 586 oz/ton. Extensive work was performed in the mill to install equipment guarding to comply with new Mine Safety and Health Administration (MSHA) policy guidelines.

During the first quarter, the drilling contractor completed 6,070 feet of underground diamond drilling from locations in the Sterling Tunnel. Sterling drill crews completed 1,352 feet of upper country drilling and 429 feet in the West Chance area of the lower mine. Diamond drilling for the quarter totaled 7,851 feet. A second contractor drill will be used in the second quarter to follow up on areas of interest to the north of the Sterling Tunnel while drilling continues to the south into the Yankee Girl vein.

Problems were encountered during the quarter with the new Jewell Shaft dewatering pump. As a consequence dewatering was slower than expected, however, the mine water level was lowered approximately 40 feet to 260 feet below 3100 level.

Two-1.25 cubic yard and two-2.5 cubic yard underground diesel loaders for development and production, one single-boom hydraulic drill machine for development and two seven-ton haul trucks were received during the quarter. The Company continued to receive equipment and supplies to meet increasing mine and mill needs.

The Company hired 21 full time employees at the Sunshine Mine during the first quarter bringing the total number of employees to 136. The mine continues to hire as operations expand and it is anticipated that the workforce will number 186 by the end of 2008.

Sterling Mining de Mexico

In Mexico production for the first quarter was the highest in the last 12 months, primarily due to the operation of the crusher and the processing of high grade ore. During the first quarter, Sterling Mining de Mexico produced 49,680 ounces of silver. At the Barones silver project, 13,958 tons of ore were processed and 7,221 were processed at El Arca with a total amount of 21,179 tons of ore processed. The average head grade of ore processed at El Arca was 5.2 ounces per ton. The average recovery rate at El Arca was 41.1%. The average head grade of ore process at Barones was 4.9 ounces per ton. The average recovery rate was 47.3%.

The total number of full time employees at our Sterling Mining de Mexico branch during the first quarter is 44. The mine continues to hire as operations expand.

During the first quarter of 2008, Sterling Mining Company continued assessing its exploration properties in the state of Zacatecas, Mexico. The Company intends to enter into joint ventures, with other junior exploration companies, on several of its projects, while advancing other projects by itself. The Company is currently reviewing drilling proposals for the properties near Ojo Caliente and intends to advance exploration in the future.

Operating Statistics from Continuing Operations

The following table represents information by mine for the periods ending March 31, 2008 and 2007:

Sterling Mining Company-production statistics for the three months ended March 31, 2008 and 2007

	2008			2007
	US	Mexico		US	Mexico
	Sunshine Mine	Barones	El Arca	Sunshine Mine	Barones	El Arca
Tons processed	6,444	13,958	7,221	—	9,556	4,191
Recovery /Ag oz.	94.6%	47.3%	47.1%	—	42.1%	41.0%
Silver ounces produced	43,463	32,067	17,613	—	8,846	9,456

Comparative Results of Operations

For the three Months Ended March 31, 2008 compared to three Months Ended March 31, 2007:

Revenues

Revenues from continuing operations in the first quarter of 2008 consisted of sales of silver and gold in the United States and Mexico and coin sales in the USA. The Company reported revenues of $1,379,732 in the first quarter of 2008 and $191,337 in the first quarter of 2007. Revenues in the first quarter in Mexico were $1,005,619 in 2008 and $183,355 in 2007. Revenues in the first quarter in the USA were $374,113 in 2008 and $7,982 in 2007. Revenue increases in both segments were due to increases in silver production.

Costs and Expenses

The Company reported cost of revenues of $981,452 in the first quarter of 2008 and $248,161 in the first quarter of 2007. “Cost of sales and other production costs” in Mexico were $682,316 in the first quarter of 2008 and $240,575 the first quarter of 2007. The Cost of Revenues for silver and coin sales in the U.S. was $299,136 in the first quarter of 2008 and $7,586 in the first quarter of 2007.

The increase in cost of revenues in Mexico is due to increased production at the Barones Silver Plant and at the El Arca mill. Cost of revenues in the United States increased because the Sunshine mine was producing concentrate in the first quarter of 2008 and there was no production in the first quarter of 2007.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2008 and 2007 was income of $766,057 and expenses of $176,078, respectively. The largest component of income in the first quarter of 2008 and 2007 was gain on the sale of equity investments.

Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling Mining de Mexico has a net tax asset of IVA tax refundable in Mexico of approximately $189,000.

Income (Loss) From Continuing Operations

As a result of the above, the Company’s net loss from continuing operations amounted to approximately $5.7 million and $2.4 million in the first quarter of 2008 and 2007 respectively. The largest component of the loss in the first quarter of 2008 and 2007 was mine rehabilitation expense.

Mine rehabilitation expenses increased by approximately $2.5 million due to increased activity at the Sunshine Mine. General and administrative expenses, including professional services, increased by approximately $1.1 million due to increases in staffing, legal expenses, consultants and costs associated with the conversion of accounting software.

Liquidity and Capital Resources

The Company’s cash balance at March 31, 2008 was approximately $0.5 million and marketable securities were at $1.5 million.

The Company used $4.0 million cash for operating activities during the quarter. The primary use of cash for operating activities was rehabilitation of the Sunshine Mine. The Company used approximately $1.7 million for investing activities, primarily for capital expenditures at the Sunshine Mine. Capital expenditures were partially offset by the sale of marketable securities. The Company did not issue any stock or warrants during the quarter and no options or warrants were exercised during the quarter. Consequently, the Company reported a net decrease in cash of approximately $5.7 million during the quarter.

On May 5, 2008, the Company completed a private placement offering that, in the aggregate, raised a total of $1,780,794. In the placement Sterling sold to nine investors 741,164 shares of Common Stock, 370,581 Series A Warrants and 370,581 Series B Warrants. The Series A Warrants are exercisable for a term of 18 months from May 5, 2008, at an exercise price of $3.40 per share. The Series B Warrants are exercisable for a term of 36 months from May 5, 2008, at an exercise price of $4.10 per share. Sterling is required to file a registration statement under the Securities Act of 1933 within 30 days following closing of the placement to register resale of the common shares sold in the placement and the shares underlying the Series A Warrants and Series B Warrants. While the Company believes its cash, cash equivalents and short-term investments, following closing of this placement, and cash from operations may be adequate to meet its obligations through June of 2008, there can be no assurances that financing will be available when needed for the remainder of the year.

Sterling’s recurring overhead will continue to increase and total operating cash expenses now average approximately $2.5 million per month. The Company will seek to cover the capital requirements by raising capital by debt, equity or other financing avenues or the sale of assets, and sales of equity investments and forecast recurring cash flow from production activities. If the Company is not successful in obtaining the necessary financing, operations may need to be delayed or curtailed. There is no assurance the Company will be successful in fund raising efforts, or that its Mexican operations can generate significant excess cash to help fund operating expenses.

The capital requirements of the Company’s Mexican operations and any exploration projects the Company may select for advancement will be dependent on the profits and cash flow from the Sunshine Mine and our Mexican operations as-well-as the results of economic and technical studies of the projects.

Contractual Obligations, Contingent Liabilities and Commitments

The Company does not have any contingent liabilities to report. A presentation of the Company’s Contractual Obligations and Commitments is shown below.

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Note Payable	$512,798	$477,862	$34,936	$—	$—
Debentures Payable	100,000	100,000	—	—	—
Capital Lease Liabilities	2,762,364	915,581	1,846,783	—	—
Operating Leases:
J.E. Prospect	$75,000	$15,000	$20,000	$20,000	$20,000
Jestec	180,000	30,000	50,000	50,000	50,000
American Reclamation	480,000	120,000	120,000	120,000	120,000
Chester Mining Co	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	20,000	2,500	5,000	5,000	7,500
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	48,000	12,000	12,000	12,000	12,000
Rock Creek Mining	24,000	6,000	6,000	6,000	6,000
San Acacio	—	—	—	—	—
Jimenez de Teul	150,000	150,000	—	—	—
Cuatro Cienegas	300,000	100,000	100,000	100,000	—
Alhambra	12,000	3,000	3,000	3,000	3,000
Copper	6,000	1,500	1,500	1,500	1,500

Sub-total Leases	$1,418,200	$470,800	$384,300	$348,300	$250,800

Total Obligations	$4,793,362	$1,964,243	$2,230,019	$348,300	$250,800

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

The Company has been engaged in exploration since its inception.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This standard is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Also in December 2007, FASB issued FASB Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement 160 simplifies the reporting of noncontrolling interest in consolidated financial statements. It is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March of 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

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

Item 4	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, related to ineffective oversight of financial reporting; lack of appropriate accounting policies, procedures and personnel; procedures for accounting for investments; journal entry documentation and procedures; and management’s assessment of internal control over financial reporting described in the 2007 Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

(b)	Changes in internal controls over financial reporting. Other than the following changes described below, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Effective January 1, 2008, we implemented a new ERP system for business operations within the Company. The implementation of the new ERP system has resulted in material changes to our processes and procedures affecting internal control over financial reporting. This implementation was not in response to an identified material weakness or significant deficiency in our internal control over financial reporting.

To remedy the effects of unfilled key financial reporting positions as described in the material weaknesses relating to lack of appropriate accounting policies, procedures and personnel, we hired a corporate controller to oversee the financial reporting effective April 15, 2008.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We initially reported in our Form 10-Q for the quarter ended June 30, 2006 that in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed under Part 1, Item 1A. Risk Factors in our annual report on Form 10-K filed on April 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: May 9, 2008	By:	/s/ Raymond DeMotte
Raymond DeMotte,
Chief Executive Officer

Date: May 9, 2008	By:	/s/ James N. Meek
James N. Meek,
Chief Financial Officer