Form 10-K/A
period 2007-12-31
Sterling Mining CO
filed 2008-06-03
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

The number of shares outstanding of the registrant’s class of $0.05 par value common stock as of March 25, 2008 was 38,698,828.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note – This Amendment No. 2 to the Annual Report On From 10-K of Sterling Mining Company for the year ended December 31, 2007, is filed to complete and correct information presented in the first amendment to the report filed April 2, 2008, (“Amendment No. 1”) under Part III Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of “Item 11. Executive Compensation,” beginning on page 48 of Amendment No. 1 is superseded and replaced by new Item 11 included in this Amendment No. 2.

All of “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” beginning on page 56 of Amendment No. 1 is superseded and replaced by new Item 12 included in this Amendment No. 2.

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

Allocation among Components: Under the Committee’s compensation structure, the mix of base salary, cash bonus, and equity compensation varies depending upon the employment level. In allocating compensation among these elements, the Committee believes that the compensation of its senior-most levels of management, such as the Chief Executive Officer (“CEO”), the levels of management having the greatest ability to influence Sterling Mining’s performance, should be significantly performance-based. However, the Committee recognizes that certain critical control positions, such as the Chief Financial Officer (“CFO”), should receive a greater portion of their total compensation in the form of base salary versus incentive to assure sound judgment in decisions that will not be influenced by incentive payouts. At lower levels of management and staff, the Committee designs incentive compensation, as needed, which includes both cash and equity awards, to reward the achievement of specific performance goals within areas under control of the relevant employees, although company-wide performance is also a factor.

In making compensation allocations, the Committee will rely in part upon an evaluation of aggressive exploration companies. The allocation made by the Committee is consistent with the results in their evaluation, which showed the peer group providing their executive management with targeted cash incentive opportunities.

Base Salaries: The Committee provides its executive management with a level of assured cash compensation in the form of base salary that is competitive in the market, is based upon the experience level of the individual executive, is consistent with other companies with similar performance characteristics, and promotes sound judgment in daily decision making. The Committee concluded that for 2007, the appropriate base salary for the CEO is $156,000 and the appropriate base salary for the CFO is $180,000. These salaries were determined based upon the evaluation and analysis performed by the Committee relative to targeted overall compensation.

Incentive Bonuses: The Committee will award incentive cash bonuses based upon performance objectives. For 2007, the performance goals achieved by Sterling Mining’s CEO and CFO were viewed as being instrumental in obtaining financing for advancing rehabilitation of the Sunshine Mine.

Equity Compensation: The primary form of equity compensation consists of stock options. Beginning in 2006, the accounting treatment for stock options changed as a result of Statement of Financial Accounting Standards No. 123(R), making the accounting treatment of stock options somewhat less attractive. Nevertheless, it should be expected the Committee will continue to use options as a compensation tool and will evaluate opportunities to use other forms of stock and equity awards in the future.

Executive Agreements: The Committee believes that employment agreements, severance and change of control agreements are appropriate for its senior management and top executives.

Retirement Plans: Sterling Mining has no defined pension plan. Sterling Mining does maintain a 401(k) “Safe Harbor” Plan in which Sterling Mining matches employee contributions up to 100% of the employee’s contribution, with a maximum equal to three percent of eligible compensation, and 50% of the next two percent of eligible compensation.

Perquisites and Other Benefits: The Committee annually reviews the perquisites that executive management receives. The current available perquisite for executive management is the lease payment for vehicles. The Committee recognizes this automobile allowance pursuant to the employment agreements of the CEO and CFO.

Board Process: The Compensation Committee of the Board of Directors approves all compensation awards to executive officers. The Compensation Committee will review the performance and compensation of the executive officers, and following discussions with those individuals and the members of the Board of Directors and, where it deems appropriate, other advisors, will establish their compensation levels. The Chair of the Committee reports to the full board the actions of the Committee. With respect to employee equity compensation awards, the Committee will recommend awards to the full Board of Directors for discussion and approval.

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

Summary Compensation Table

The following table sets forth all annual and long term compensation for services in all capacities to the Company and its subsidiaries for the three most recently completed financial years in respect of each Named Executive Officer and former Named Executive Officer as at December 31, 2007.

“Named Executive Officer” for the purposes of this proxy statement includes (i) each of the Chief Executive Officer and the Chief Financial Officer of the Company, despite the amount of compensation of that individual, (ii) each of the Company’s three most highly compensated executive officers, other than the Chief Executive Officer and the Chief Financial Officer, who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000, and (iii) any additional individual for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed financial year end of the Company. (“NEO’s”)

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Total
Raymond DeMotte, CEO	2007	$138,667	$62,500	$39,401	$126,131	$366,699
James Meek, CFO	2007	$187,500	$55,000	$35,819	$94,598	$372,957
Kevin Shiell, Executive VP	2007	$20,000	$25,451	$42,047	$47,298	$134,886
Michael Mooney, Secretary (3)	2007	$95,000	25,000	36,232	$47,298	$203,530
Raymond DeMotte, CEO	2006	$98,333	$103,727	$—	$—	$202,060
James Meek, CFO	2006	$120,000	$25,556	$—	$—	$145,556
Raymond DeMotte, CEO	2005	$58,000	$2,090	$—	$140,789	$200,879
James Meek, CFO	2005	$35,000	$25,607	$—	$52,550	$113,157

(1)	Stock awards valued according to FAS 123R using a Black-Scholes valuation method. Shares granted to officers in 2007 are as follows; Ray DeMotte, 11,000; Kevin Shiell, 11,000; James Meek, 10,000; Michael Mooney, 10,000.

(2)	Options to officers for service years 2006 and 2007 were awarded in 2007 as follows: Ray DeMotte, 250,000; Kevin Shiell, 100,000; James Meek, 200,000; and Michael Mooney, 100,000.

(3)	Mr. Mooney left his employment and all positions with Sterling Mining in December 2007.

Discussion of Summary Compensation Table

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

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2007 with respect to the named executive officers. There were no future payouts under non-equity incentive plans and no future payouts under equity incentive plans during 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Raymond K. De Motte - CEO & President	12/31/07	11,000	250,000	$4.00	$ $	39,401 126,131
James N. Meek - Chief Financial Officer	12/31/07	10,000	200,000	$4.00	$ $	35,819 94,598
Kevin Shiell - Executive Vice President	12/31/07	11,000	100,000	$4.00	$ $	42,047 47,298
Michael Mooney - Secretary (3)	12/31/07	10,000	100,000	$4.00	$ $	36,232 47,298

(1)	With respect to the stock options of Ray De Motte: 150,000 vest evenly in 50% increments over a period of two years; and, 100,000 options vest evenly in 25 percent increments over a four-year period. With respect to the stock options for James N. Meek: 100,000 vest evenly in 50% increments over a period of two years and 100,000 options vest evenly in 25 percent increments over a four-year period. With respect to the stock options for Kevin Shiell: 50,000 vest evenly in 50% increments over a period of two years and 50,000 options vest evenly in 25 percent increments over a four-year period. With respect to the stock options for Michael Mooney: 50,000 vest evenly in 50% increments over a period of two years and 50,000 options vest evenly in 25 percent increments over a four-year period. The options issued to the persons listed expire three years after vest date.

(2)	Stock and option awards were valued according to FAS 123R using a Black-Scholes valuation method.

(3)	Mr. Mooney left his employment and all positions with Sterling Mining in December 2007.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 with respect to the named executive officers.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Raymond K. De Motte - CEO & President	125,000	125,000	$4.00	12/31/13
James N. Meek - Chief Financial Officer	75,000	125,000	$4.00	12/31/13
Kevin Shiell - Executive vice President	37,500	62,500	$4.00	12/31/13
Michael Mooney - Secretary (1)	37,500	62,500	$4.00	12/31/13

(1)	Mr. Mooney left his employment and all positions with Sterling Mining in December 2007.

Option Exercises and Stock Vested

There were no stock option exercises or restricted stock vesting occurrences in 2007 with respect to any of the Named Executive Officers.

Pension Plans and Non-Qualified Deferred Compensation

Our Named Executive Officers fo not participate in any pension plan, retirement benefit plan or non-qualified deferred compensation plan instituted by the Company.

Potential Payments Upon Termination or Change In Control

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

Compensation of Directors

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

The following table shows compensation paid or accrued for the last fiscal year to Sterling Mining’s directors.

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total
Raymond DeMotte	2007	$35,765	$34,080	$10,533	$—	$80,378
Carol Stephan	2007	$60,783	$44,670	$22,075	$—	$127,528
Kevin Shiell	2007	$22,008	$34,080	$10,533	$—	$66,621
David Waisman	2007	$28,808	$44,670	$22,075	$—	$95,553
Roger VanVoorhees	2007	$36,392	$36,150	$22,075	$—	$94,617
J. Kenney Berscht	2007	$22,008	$19,110	$35,866	$—	$76,984

(1)	Raymond DeMotte was awarded 8,000 shares of restricted stock valued at $4.26 per share, Carol Stephan was awarded 8,000 shares and 3,000 shares of restricted stock valued at $4.26 and $3.53 per share respectively, Kevin Shiell was awarded 8,000 shares of restricted stock valued at $4.26 per share, David Waisman was awarded 8,000 and 3,000 shares of restricted stock valued at $4.26 and $3.53 per share respectively, Roger VanVoorhees was awarded 6,000 and 3,000 shares of restricted stock valued at $4.26 and $3.53 per share respectively, J. Kenney Berscht was awarded 2,000 and 3,000 shares of restricted stock valued at $4.26 and $3.53 per share respectively.

(2)	Raymond DeMotte was awarded 10,000 options, Carol Stephan was awarded 20,000 options, Kevin Shiell was awarded 10,000 options, David Waisman was awarded 20,000 options, Roger VanVoorhees was awarded 20,000 options, and J. Kenney Berscht was awarded 20,000 options. All options were awarded on 6/15/2007 and expire on 12/31/09. The Black-Scholes method was used to value these options.

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

Name and Address of Beneficial Owner		No. of Common Shares Beneficially Held	Percent of Class
Raymond K. DeMotte	2201 N. Government Way; Coeur d’Alene, ID 83814	432,686	1.1%
Kevin G. Shiell	2201 N. Government Way; Coeur d’Alene, ID 83814	119,617	0.3%
Carol Stephan	2201 N. Government Way; Coeur d’Alene, ID 83814	204,967	0.5%
David J. Waisman	2201 N. Government Way; Coeur d’Alene, ID 83814	39,000	0.1%
Roger A. VanVoorhees	2201 N. Government Way; Coeur d’Alene, ID 83814	1,462,185	3.7%
J. Kenney Berscht	2201 N. Government Way; Coeur d’Alene, ID 83814	25,000	0.1%
James N. Meek	2201 N. Government Way; Coeur d’Alene, ID 83814	230,000	0.6%
All executive officers and directors as a group (7)		2,513,455	6.3%
Goldman Sachs Group, Inc.	150 King Street, Suite 1201 Toronto, Ontario, Canada	3,152,105	8.0%
Amalgamated Daries Charitable & Education Trust	40 Anzac Avenue Auckland, New Zealand	3,025,000	7.8%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual report on Form 10-K for the period ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING MINING COMPANY

June 3, 2008	By:	/s/ James N. Meek
James N. Meek Vice President and Chief Financial Officer