Form 10-Q
period 2008-06-30
Sterling Mining CO
filed 2008-08-08
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from              to

Commission File No. 0-51669

STERLING MINING COMPANY

(Exact name of registrant as specified in its charter)

IDAHO	82-0300575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2201 N. Government Way, Ste. E, Coeur d’Alene, ID 83814

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,439,974 shares of common stock as of August 6, 2008.

STERLING MINING COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30 2008	December 31 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$826,780	$6,145,385
Marketable securities	524,163	1,284,711
Accounts receivable	712,951	570,650
Inventories	1,772,947	1,364,941
Prepaid expenses and deposits	1,557,939	874,630
Other current assets	97,255	257,536

Total current assets	5,492,035	10,497,853

INVESTMENTS
Investments in unconsolidated subsidiaries	4,509,252	4,407,343
Long-term investments and other investments	219,313	1,283,628

Total investments	4,728,565	5,690,971

PROPERTY AND EQUIPMENT, NET
Property, plant and equipment	28,324,041	25,025,694
Less accumulated depreciation and depletion	(1,529,935)	(536,494)

Total property and equipment	26,794,106	24,489,200

OTHER ASSETS
Prepaid long-term leases	863,678	905,192
Other assets	277,053	275,039

TOTAL ASSETS	$38,155,437	$41,858,255

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,625,379	$2,042,238
Accrued expenses	964,436	1,472,656
Notes payable-current portion	3,477,862	477,862
Capital lease liability-current portion	1,171,241	850,957
Unearned revenue	120,176	459,535
Debenture payable	100,000	—
Other current liabilities	235,358	40,725

Total current liabilities	10,694,452	5,343,973

LONG-TERM LIABILITIES
Notes payable	30,292	41,901
Debentures payable	—	100,000
Capital lease liability	1,970,633	1,476,987

Total long-term liabilities	2,000,925	1,618,888

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 80,000,000 shares authorized, 39,439,974 and 38,698,828 shares issued and outstanding, respectively	1,971,999	1,934,941
Additional paid-in capital	73,617,436	71,479,310
Common stock issuable	158,500	—
Accumulated deficit	(49,339,311)	(38,681,700)
Accumulated comprehensive income	(948,564)	162,843

TOTAL STOCKHOLDERS’ EQUITY	25,460,060	34,895,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,155,437	$41,858,255

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30 2008	Three Months Ended June 30 2007	Six Months Ended June 30 2008	Six Months Ended June 30 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$3,011,055	$213,616	$4,328,853	$403,603
Lease and contract income	59,769	640,535	121,703	641,885

Total revenue	$3,070,824	$854,151	$4,450,556	$1,045,488
COSTS AND EXPENSES
Production costs applicable to sales	2,270,980	265,208	3,252,432	513,369
Exploration	716,490	642,663	1,475,777	940,046
Mine rehabilitation	2,899,770	1,751,972	6,615,188	2,996,321
General and administrative	1,079,158	1,731,038	3,206,921	2,677,810
Depreciation, depletion and amortization	710,659	46,358	993,441	60,607

Total expenses	7,677,057	4,437,239	15,543,759	7,188,153

(LOSS) FROM OPERATIONS	(4,606,233)	(3,583,088)	(11,093,203)	(6,142,665)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	365,223	39,643	1,010,734	276,988
Interest and dividends	(1,961)	17,553	36,775	53,640
Interest (expense)	(322,664)	(18,566)	(325,001)	(35,151)
Gain (loss) on exchange	(393,945)	6,394	(326,798)	(73,628)
Other income	(11,966)	—	5,034	(746)

Total other income (expense)	(365,313)	45,024	400,744	221,103

LOSS BEFORE INCOME TAXES	(4,971,546)	(3,538,064)	(10,692,459)	(5,921,562)
INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,971,546)	(3,538,064)	(10,692,459)	(5,921,562)
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	—	(1,062)	34,846	554

NET LOSS	(4,971,546)	(3,539,126)	(10,657,613)	(5,921,008)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(1,116,107)	(516,587)	(1,111,407)	(375,520)

COMPREHENSIVE INCOME (LOSS)	$(6,087,653)	$(4,055,713)	$(11,769,020)	$(6,296,528)

Basic and fully diluted loss per Share	$(0.13)	$(0.12)	$(0.27)	$(0.20)

Basic and fully diluted weighted average shares outstanding	38,698,828	29,890,900	38,943,834	29,578,000

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,657,613)	$(5,921,008)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	993,441	60,607
Stock issued for services and leases	—	431,130
Stock option expense	398,193	—
(Gain) loss on investments	(1,010,734)	(276,988)
(Gain) loss on investment in equity method subsidiaries	(34,846)	(554)
(Gain) loss on foreign exchange	326,798	—
Payments for lease expenses with stock	158,500	25,346
(Increase) decrease in:
Accounts receivable	(142,301)	8,972
Inventories	(408,006)	(116,056)
Prepaid expenses	(641,795)	(354,213)
Other current assets	158,267	(69,660)
Increase (decrease) in:
Accounts payable	2,583,141	977,382
Accrued expenses	(508,220)	217,193
Unearned revenue	(339,359)	—
Other current liabilities	190,616	(157,245)

Net cash used by operating activities	(8,933,918)	(5,175,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(210,433)	(644,696)
Proceeds from investments	1,910,497	484,555
Investment in property, plant and equipment	(2,132,386)	(8,876,127)

Net cash provided (used) by investing activities	(432,322)	(9,036,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	1,776,991	11,339,443
Proceeds from exercise of stock options and warrants	—	18,750
Proceeds from notes payable	2,988,391	—
Payment of notes & leases payable	(717,747)	—

Net cash provided by financing activities:	4,047,635	11,358,193

Net increase (decrease) in cash and cash equivalents	(5,318,605)	(2,853,169)
Cash beginning of period	6,145,385	3,054,582

Cash at end of period	$826,780	$201,413

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$276,701	$35,151

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for leases	$—	$156,500
Common stock issuable issued for land	$—	$1,362,500
Acquisition of capital lease equipment	$1,529,354	$—

See accompanying condensed notes to interim financial statements.

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS, JUNE 30, 2008

Sterling Mining Company (“Sterling” or the “Company”) is engaged in the business of acquiring, exploring, developing, and mining mineral properties, primarily those containing silver and associated base and precious metals The Company’s operating mines are the Sunshine Mine in Idaho and the San Acacio-Barones (“Barones”) silver project in Mexico. The Company has exploration projects in Idaho, Montana, and Mexico. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company is headquartered at 2201 N. Government Way, Ste. E, Coeur d’Alene, ID 83814.

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiary. Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes as set forth in the Company’s annual report filed on Form 10-K for the year ended December 31, 2007.

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

Note 2: Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company accrued $40,725 in 2007 for compensated absences expense. The Company did not accrue any additional expense during the first or second quarter of 2008 because management has deemed that any additional liability arising from these provisions in the future would be immaterial.

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

Earnings (Loss) Per Share

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

During 2007 the Company acquired significant influence in Merger Mines Corporation and began accounting for its investment in Merger Mines Corporation using the equity method. The value of the Company’s investment in Merger Mines Corporation increased to approximately $1.5 million as of June 30, 2008. Sterling owns 44% of the voting shares of common stock issued and outstanding by Merger.

During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. Sterling owns 48% of the voting shares of common stock issued and outstanding by Chester. The value of the Company’s investment in Chester Mining Company increased to approximately $3.0 million as of June 30, 2008.

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

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at the Company’s mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological assessments using current operating costs, metals prices and, when applicable, third-party audits of the Company’s reserves.

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

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value. The inventories balance at June 30, 2008 and 2007 represented supplies inventory and, minerals inventory in Idaho and Mexico and silver coins and other inventory in Idaho.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The Company accounts for equipment under capital lease agreements according to FAS 13 “Accounting for Leases” and subsequent pronouncements.

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

Revenue Recognition

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

Note 3: Marketable Securities and Investments

The Company’s investment portfolio consists primarily of small-cap mining stocks, options and warrants.

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended June 30, 2008 and 2007, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value, calculated using a conventional Black Scholes pricing model. Assumptions made in estimating the fair value include the risk-free interest rate, volatility and expected life. For the three months ended June 30, 2008, the average volatility ranged from 47% to 121%. Expected life used was the number of days to expiration. The risk-free interest rate used was the Federal Reserve Board’s risk-free rate most closely corresponding to the option or warrant lifetime. Management used risk free rates between 2.42% and 4.74% for the periods presented. The Company has adjusted its methodology in valuing options and warrants held as investments. If the exercise price of the option or warrant was greater than the market price on June 30 then the value of the option or warrant was written to zero ($0) because there would be no market for those financial instruments in the market place.

The changes in marketable securities, long-term investments, and investments-other during the three months ended June 30, 2008 are as follows:

Three Months Ended June 30, 2008	Fair Value at March 31, 2008	Plus Purchases	Less Sales at Cost	Plus (Less) Unrealized Gain (Loss)	(Less) Impairments	Fair Value at June 30, 2008	Fair Value at December 31, 2007
Investments Long-Term	$788,393	$5,597	$(146,520)	$(428,157)	$—	$219,313	$989,328
Investments Other	207,321	—	—	(207,321)	—	—	294,299

Total Investments	995,714	5,597	(146,520)	(635,478)	—	219,313	1,283,627
Marketable Securities	1,505,567	226,411	(727,186)	(480,629)	—	524,163	1,284,712

Total	$2,501,281	$232,008	$(873,706)	$(1,116,107)	$—	$743,476	$2,568,339

At June 30, 2008, the total basis of marketable securities and investments was $1,692,040. Total accumulated unrealized losses were $948,564 and the total fair market value was $743,476.

At December 31, 2007, the total basis of marketable securities and investments was $2,405,496. Total accumulated unrealized gains were $162,843 and the total fair market value was $2,568,339.

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

At June 30, 2008, the Company had deferred tax assets, calculated at an expected rate of 34%, of approximately $11,150,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2008.

The Company’s deferred tax assets are estimated as follows:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$32,790,000	$22,256,000
Deferred tax asset	$11,150,000	$7,567,000
Deferred tax asset valuation allowance	(11,150,000)	(7,567,000)

Net deferred tax asset	$—	$—

At June 30, 2008, the Company has net operating loss carryforwards of approximately $32,790,000, which expire in the years 2018 through 2027.

The change in the allowance account from December 31, 2007 to June 30, 2008 was approximately $3,583,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of silver concentrate, metal inventory, supply inventory, and silver coins and other inventory for sale. Inventories in Mexico consist primarily of silver concentrate and precipitate. Other components of inventory are copper, reagents, gravel and work in process.

At June 30, 2008 and December 31, 2007, the concentrate and precipitate in Mexico was either on-site, in transit, or at the refinery. The concentrate, from the Sunshine Mine, was either on-site or in transit.

Note 6: Property Plant and Equipment

During the first half of the year the Company acquired nine pieces of underground mining equipment under a capital lease agreement.

The Company conducts a major part of its operation with leased equipment. These equipment leases, which are for two to five years each, expiring from 2009 to 2013, are classified as capital leases. Each lease contains the option for the Company, after the initial lease term, to purchase the property at approximately 15% of the purchase price.

The rental payments under most leases are based on the remaining balance, after an initial down payment of 40%. The first and last month payments are due at the beginning of the lease term and do not reduce the balance used to calculate the minimum lease payment, resulting in implicit interest rates of approximately 20%.

The following is an analysis of the leased property under capital leases by major classes:

Property:	Asset Balances at June 30, 2008
Mining Equipment	$124,989
Underground Diesel Equipment	5,883,966
Less: Accumulated amortization	(467,456)

$5,541,499

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008:

Year ending June 30:
2008	$1,572,492
2009	1,620,915
2010	1,283,221
2011	323,527
2012	10,027
2013	2,506

Total minimum lease payments required	4,812,688
Less: Amount representing interest	(1,411,539)

Present value of minimum lease payments	$3,401,149

Note 7: Commitments and Contingencies

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below:

Mineral Leases

	Production Royalties Payable (1)	2008 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	12,500
Jestec	Yes	15,000
Merger Mines Claim Group	Yes	2,500
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	150,000
Sunshine Mine and Infrastructure, ARI Lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	150,000
Alhambra (9)	Yes	3,000
Copper (10)	Yes	1,500

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commenced on June 1, 2007.

(5)	San Acacio production royalties are not payable to lessor, but are payable to third parties.

(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.

(7)	The lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

(8)	The lease includes a $100,000 work commitment in 2008 and additional work commitments of $100,000 for each of the next three years.

(9)	The lease includes annual payments $3,000 per year until such time as Net Profit Royalties are payable.

(10)	The lease includes annual payments $1,500 per year until such time as Net Profit Royalties are payable.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $2,259 per month through September 2008. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,843 from December 2007 through November 2008.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2008	$445,712
December 31, 2009	490,324
December 31, 2010	390,324
December 31, 2011	390,324
December 31, 2012	390,324

Total minimum lease payments	$2,107,008

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

Other Taxes

Estimated property tax liabilities at June 30, 2008 are shown below:

Tax Year:
2007	$40,886
2008	70,240

Balance, June 30, 2008	$111,126

Note 8: Notes Payable

On May 26, 2008 the Company entered into a short-term note with a private party for $500,000 that requires interim monthly payments of interest and principal with the final payment due August 31, 2008. This note has an annual interest rate of 12%. On May 29, the Company entered into a short-term note with a private party for $100,000 that is due on December 1, 2008. This note has an annual interest rate of 14.0%. On June 18 the Company entered into a short-term note with a group of lenders for $2,400,000 that is due October 15, 2008. This note has an annual interest rate of 24% and is secured by certain patented mining claims and properties, and all of the Company’s accounts, equipment, inventory, leases (excluding the Sunshine Mine lease), and other personal property, subject to existing security interests. Net proceeds from the June 18 note, after fees and interest, were $2,021,740. The Company had three existing notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase and $58,154 to Microsoft Corporation for the purchase of computer hardware and software. The notes payable current portion on the balance sheet is $3,477,862 representing the current portion of the Microsoft note, the payable to Western Continental, and the payable to DMT. Notes payable long-term on the balance sheet is $30,292, the long-term portion of the Microsoft note.

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

Notes Payable, current and long-term at June 30, 2008 are as follows:

Notes Payable
Current
DMT	$50,000
Western Continental	400,000
Microsoft	27,862
May 26 Note	500,000
May 29 Note	100,000
June 18 Note	2,400,000

Sub-total	$3,477,862
Long-term
Microsoft	30,292

Total	$3,508,154

Note 9: Common Stock, Options and Warrants

During the second quarter of 2008, the Company completed a private placement offering that raised total proceeds of $1,780,794, proceeds net of financing costs $1,776,991. In the private placement, the Company sold to nine investors 741,164 shares of common stock, 370,581 Series A Warrants and 370,581 Series B Warrants. The Series A Warrants are exercisable for a term of 18 Months from May 5, 2008, at and exercise price of $3.40 per share. The Series B Warrants are exercisable for a term of 36 months from May 5, 2008, at an exercise price of $4.10 per share.

During the three months ended June 30, 2008, the Company granted 1,289,000 options under the Company’s 2006 Equity Incentive Plan with an exercise price of $1.45 per share with vesting at various dates through 2012. These options were granted to eleven persons who were directors, officers and employees of the Company. The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk free interest of 3.1% to 3.5%; volatility of 66% to 74%; dividend rate of 0%; and expected life of 3 years. The total value of options awarded during the three months was calculated at $514,757. Expense was recorded of $319,361 for the options which were earned during the three months ended June 30, 2008. During the first quarter of 2008, the Company issued no shares, options, or warrants.

Options issued to officers in 2007 partially vested in the second quarter of 2008. The Company recognized $158,500 of common stock issuable for an annual mineral lease payment of 50,000 shares.

During the year ended December 31, 2007, stock options of 25,000 were exercised for cash proceeds of $18,750 and 810,000 stock options were granted. Options granted were reduced from 960,000 to 810,000 due to the correction of a mathematical error and an amendment to the employment agreement of Mr. Ray DeMotte. The exercise price of the options remains at $4.00.

Note 10: Loss per Common Share

The Company is authorized to issue 80,000,000 shares of common stock, $0.05 par value per share, of which 39,439,974 shares were issued at June 30, 2008. The number of weighted average shares of common stock outstanding at June 30, 2008 is 38,943,834.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding June 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of June 30, 2008, the Company had issued and outstanding 12,342,250 warrants, 2,099,999 options, and convertible debt that could be converted to 80,000 shares of common stock and earnings would be fully diluted by 14,522,249 shares.

Note 11: Business Segments

The Company began reporting two business segments during 2004. One segment is the exploration and development segment in the United States of America. The Company engages in the acquisition, exploration and development of mineral properties in the U.S.A. in this segment.

The Company’s other segment, acquired in 2004, is the Mexico exploration segment. That segment includes the Company’s 99% owned subsidiary Sterling Mining De Mexico, S.A. De C.V. The Mexico segment engages in the acquisition, exploration and operation of mineral properties in Mexico. The Company’s objective in each segment is to place those properties that can be operated at a profit into production.

The following table presents information about reportable segments for the three months ended and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
United States	$1,914,123	$224,935	$2,288,236	$232,917
Mexico	1,156,701	629,216	2,162,320	812,571

Total	$3,070,824	$854,151	$4,450,556	$1,045,488

Income (loss) from operations
United States	$(4,620,491)	$(3,432,625)	$11,267,009	$(5,803,437)
Mexico	14,258	(150,463)	173,806	(339,228)

Total	$4,606,233	$(3,583,088)	$(11,093,203)	$(6,142,665)

Net Income (Loss)
United States	$(4,590,537)	$(3,394,476)	$(10,502,455)	$(5,506,542)
Mexico	(381,009)	(144,650)	(155,158)	(414,466)

Total	$(4,971,546)	$(3,539,126)	$(10,657,613)	$(5,921,008)

Identifiable Assets:
United States	Same as	Same as	$36,374,880	$22,881,200
Mexico	6 mo.	6 mo.	1,780,557	1,790,397

Total	Column	Column	$38,155,437	$24,671,597

Capital Expenditures: (Net)
United States	$480,605	$3,498,256	$3,226,474	$5,534,763
Mexico	28,460	184,459	71,873	403,864

Total	$509,065	$3,682,715	$3,298,347	$5,938,627

Note 12: Significant Customers

Sterling Mining de Mexico, the Mexican subsidiary, has sold its concentrate and precipitate to two refineries in the past. During the three months ended June 30, 2008, sales were to Met-Mex Penoles refinery and to one buyer. Concentrate from the Sunshine Mine was sold to one customer during the first quarter. During the second quarter the Company entered into a contract with Ocean Partners, a concentrate broker, to sell the silver concentrates from the Sunshine Mine. This agreement is for 200 metric tons of concentrate.

Note 13: Subsequent Events

On July 21, 2008, the Company and Minco Silver Corporation (“Minco Silver”) signed a letter of intent whereby Minco Silver agreed to acquire 100% of the issued and outstanding shares of Sterling (the “Transaction”), subject to certain terms and conditions. In the Sterling Mining Company and Minco Silver Corporation letter of agreement, the Company was extended a $15 million line of credit bearing 10% interest per annum. On July 31, $5.0 million was advanced to the Company. The line is secured by substantially all the assets of the Company.

The management committee will operate under a management agreement that enables the committee to approve Sterling expenses and payments, the 2008 work plan for Sterling properties, and employment of managers for Sterling operations.

The Transaction is subject to completion of confirmatory due diligence, definitive documentation, regulatory approvals, and obtaining shareholder approval at a special meeting of the Company’s shareholders. The Letter of Intent includes a commitment by Sterling to not solicit alternative transactions to the Transaction. A break-up fee of $2.75 million is payable to Minco Silver under certain conditions. The Transaction is expected to close by December, 2008.

On July 31, 2008 the Company used a portion of the initial advance under the line of credit obtained form Minco Silver to make a payment of principal of $1.0 million to the group of lenders that issued the $2.4 million short term note payable to the Company on June 18.

The Company is not presently in operational control of the Barones silver project in Mexico as the result of the misappropriation of the assets and operations by a former manager. Consequently, Sterling Mining is not receiving cash from operation of the Barones Silver Project, which will have a material adverse effect on results of operations in the third quarter of 2008 and subsequent periods, and Sterling Mining’s ownership of the Barones silver project may be impaired, which could result in a write-down of the carrying value of that asset.

The Company borrowed $280,000 from Roger VanVoorhees on July 17, 2008. The note carries an interest rate of 14% and is due and payable December 17, 2008. Roger VanVoorhees is a member of the Company’s board of directors.

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

The average prices of silver (London Final) and gold (London Final) for the second three months of 2008 were $17.18 and $896.29 per ounce, respectively. The market prices of silver and gold on July 29, 2008 were $17.42 per ounce and $923.50 per ounce, respectively.

The Company’s operating mines are the Sunshine Mine in Idaho and the San Acacio-Barones silver project in Mexico. The Company has exploration projects in Idaho, Montana, and Mexico. As a result of the work completed in the first quarter of 2008, the Company expects increasing production quarterly in 2008 and increasing concentrate grades.

Operating Highlights and Statistics

Sunshine Mine

At the Sunshine Mine a total of 14,085 tons of ore was mined during the second quarter of 2008 from 2700 level West Chance and 3100 level Sunshine stopes. At the end of the quarter mine production increased to approximately 370 tons per day. There were five stopes in production and two additional stopes under development for July production. Development activities continued in both production areas to access new stopes as well as advance the decline to connect to the 3400 level in the Sunshine vein area for ventilation, secondary escapeway, and to access two developed stopes below 3400 level. The mine sandfill system returned to operation with the completion of renovation and installation of new components. The mine “leaky feeder” radio communication system was completed down the Jewell shaft and to mining areas on 2700 and 3100 levels. Installation of the mine’s rockburst monitoring system began, targeting operation in the third quarter.

During the quarter the mill processed 9,058 wet tons of ore resulting in 135,777 ounces of silver reporting to concentrates. Mill recovery averaged 95.2% during the period. The No. 1 ball mill was brought on line during June; however, the No. 2 ball mill electric motor failed in June and was sent out for repairs. A second shift in the mill was added in July.

The diamond drill contractor completed 2,400 feet of underground diamond drilling during the quarter. The contractor drilled a total of 10,470 feet for the year from locations in the Sterling Tunnel. Sterling drill crews completed 2,086 feet of upper country drilling and 817 feet in the West Chance area of the lower mine. Sterling crews drilled a total of 3,623 feet for the second quarter and 5,404 feet for the first half of the year. Third quarter Sterling drilling will focus on definition drilling in the West Chance area.

A contingency plan was put into place that would allow pumping without the new Jewell Shaft dewatering pump. A dam was built on 3100 and outfitted with pumps to lift water to the 2700 level dam and pump station. The mine water level has been lowered to 3400 level.

The majority of diesel equipment is now underground in the 2700 West Chance and 3100 Sunshine areas. The mine converted fuel to biodiesel in order to comply with new federal emissions standards.

The Company hired 31 employees at the Sunshine Mine during the second quarter bringing the total number of employees to 164. The mine is anticipating that the workforce will number 189 by the end of 2008.

Sterling Mining de Mexico

In Mexico production for the second quarter of 2008 exceeded first quarter production primarily due to the high grade of mill feed and the continued operation of the crusher. During the second quarter of 2008, Sterling Mining de Mexico produced 62,571 ounces of silver of which 21,655 ounces were produced as precipitate at the Barones project and 40,916 ounces were produced as concentrate at the El Arca facility. Second quarter production was primarily in April and May. June production was curtailed by a loss of access to the San Acacio As disclosed under “Item 5. Other Information,” below, Sterling Mining is not presently in operational control of the Barones silver project in Mexico as the result of the misappropriation of the assets and operations by a former manager. Consequently, Sterling Mining is not receiving cash from operation of the Barones Silver Project, which will have a material adverse effect on results of operations in the third quarter of 2008 and subsequent periods, and Sterling Mining’s ownership of the Barones silver project may be impaired, which could result in a write-down of the carrying value of that asset.

During the second quarter of 2008, Sterling Mining Company continued assessing its exploration properties in the state of Zacatecas, Mexico. The Company intends to enter into joint ventures with other junior exploration companies on several of its projects, while advancing other projects by itself.

Operating Statistics from Continuing Operations

The following table represents information by mine for the periods ending June 30, 2008 and 2007:

Sterling Mining Company production statistics for the three months ended June 30, 2008 and 2007

	2008			2007
	US	Mexico		US (1)	Mexico
	Sunshine Mine	Barones	El Arca	Sunshine Mine	Barones	El Arca
Tons processed	9,058	14,677	20,282	—	26,648	—
Recovery /Ag oz.	95.2%	33.8%	41.4%	—	18.3%	—
Silver ounces produced	135,777	21,655	40,916	—	12,502	—

Sterling Mining Company production statistics for the six months ended June 30, 2008 and 2007

	2008			2007
	US	Mexico		US (1)	Mexico
	Sunshine Mine	Barones	El Arca	Sunshine Mine	Barones	El Arca
Tons processed	15,502	28,635	25,072	—	55,315	4,191
Recovery /Ag oz.	94.5%	37.4%	47.4%	—	15.9%	41.0%
Silver ounces produced	179,240	53,722	58,529	—	21,802	9,456

(1)	The Sunshine Mine began initial production in December 2007.

Comparative Results of Operations

For the Three and Six Months Ended June 30, 2008 compared to Three and Six Months Ended June 30, 2007:

Revenues

Revenues from continuing operations in the second quarter of 2008 consisted of sales of silver and gold in the United States and Mexico and coin sales in the USA. The Company reported revenues of $3,070,824 in the second quarter of 2008 and $854,151 in the second quarter of 2007. Revenues in the second quarter in Mexico were $1,156,700 in 2008 and $629,216 in 2007. Revenues in the second quarter in the USA were $1,914,123 in 2008 and $224,935 in 2007. Revenue increases in both segments were due to increases in silver production. Revenues from continuing operations during the first six months of 2008 and 2007 were $4,450,556 and $1,045,488 respectively. Revenues from operation in the USA were $2,288,235 and $232,917 the increase in sales is due to mining operations starting at the Sunshine Mine. In Mexico revenues for the first six months were $2,162,320 in 2008 and $812,571, the increase in revenue at Mexico was due to increased production at our Barones and El Arca facilities.

Costs and Expenses

The Company reported cost of revenues of $2,270,980 in the second quarter of 2008 and $265,208 in the second quarter of 2007. “Cost of sales and other production costs” in Mexico were $418,504 in the second quarter of 2008 and $262,435 the second quarter of 2007. The Cost of Revenues for silver and coin sales in the U.S. was $1,852,476 in the second quarter of 2008 and $2,773 in the second quarter of 2007. The increase in cost of revenues in Mexico is due to increased production at the Barones Silver Plant and at the El Arca mill. Cost of revenues in the United States increased because the Sunshine Mine was producing concentrate in the second quarter of 2008 and there was no production in the second quarter of 2007.

The Company’s cost of revenues for the six months ending in June, 2008 were 3,252,432 and in 2007 were 513,369. Cost of production in the USA was $2,151,612 and $10,359 in 2008 and 2007 respectively. The cost of production for Mexico for 2008 and 2007 respectively were $1,100,820 and $503,010. The increase in costs was due to the cost of mining operations at the Sunshine Mine in the US and the operating costs of running the operations at the Barones plant and El Arca.

Total operating expenses for the second quarter were $7,677,057 in 2008 and $4,437,239 in 2007. The operating expenses for the fist six months of 2008 were $15,543,759 and in 2007 were $7,188,153. Both the quarter and year to date expense increases were due to the increased operations in both USA and Mexico.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2008 and 2007 was expense of $365,313 and income of $45,024, respectively. The largest component of expense in the second quarter of 2008 was foreign exchange loss and interest expense.

Other income and expense for the six months ended June 30 resulted in a net gain of $400,744 in 2008 and a net gain of $221,103 in 2007. The largest component of the gain in 2008 was the gain on sale of investments.

Taxes

Sterling Mining Company has a substantial net operating loss for U.S. income tax purposes. Sterling Mining de Mexico has a net tax asset of IVA tax refundable in Mexico of approximately $97,225.

Income (Loss) From Continuing Operations

As a result of the above, the Company’s net loss from continuing operations amounted to approximately $4.9 million and $3.5 million in the second quarter of 2008 and 2007 respectively. The largest component of the loss in the second quarter of 2008 and 2007 was mine rehabilitation expense of $2.9 million and $1.8 million respectively.

Mine rehabilitation expenses increased by approximately $1.1 million due to increased activity at the Sunshine Mine. General and administrative expenses, including professional services, decreased by approximately $0.7 million due to a decrease in legal expenses and consultants.

Liquidity and Capital Resources

The Company’s cash balance at June 30, 2008 was approximately $0.8 million and marketable securities were $0.5 million.

The Company used $9.0 million cash for operating activities during the six months ended June 30, 2008. The primary use of cash for operating activities was rehabilitation of the Sunshine Mine. The Company received $1.7 million from the sale of investments which was offset by the acquisition of capital equipment of $2.1 million, netting $.4 million use of cash from investing activities.

On May 5, 2008, the Company completed a private placement offering that raised total proceeds of $1,780,794, proceeds net of financing costs $1,776,991. In the private placement, the Company sold to nine investors 741,164 shares of common stock, 370,581 Series A Warrants and 370,581 Series B Warrants. The Series A Warrants are exercisable for a term of 18 months from May 5, 2008, at an exercise price of $3.40 per share. The Series B Warrants are exercisable for a term of 36 months from May 5, 2008, at an exercise price of $4.10 per share. The Company also raised $2,998,391 through the issuance of debt in connection with several loans, including a bridge term loan, which was offset by the payment of $717,747 on the payment of for leases and notes. The Company was provided approximately $4 million in cash from financing activities.

On July 21, 2008, in the Sterling Mining Company and Minco Silver Corporation letter of agreement, the Company was extended a $15 million line of credit bearing 10% interest per annum. On July 31, $5.0 million was advanced to the Company. The line is secured by substantially all the assets of the Company.

The net result is the Company reported a net decrease in cash approximately $5.3 million during the six months ended June 30, 2008.

The Company expects that recurring overhead will level off. Total operating cash expenses now average approximately $2.8 million per month. The Company expects its July 21 Letter of Intent with Minco Silver to result in a business combination which will be adequate to meet the cash needs of the corporation for the foreseeable future due to the credit facility of $15 million.

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

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Note Payable	$3,508,154	$3,477,862	$30,292	$—	$—
Debentures Payable	100,000	100,000	—	—	—
Capital Lease Liabilities	4,812,688	1,572,492	3,227,663	12,533	—
Operating Leases:
J.E. Prospect	$65,000	$12,500	$12,500	$20,000	$20,000
Jestec	115,000	—	15,000	50,000	50,000
American Reclamation	420,000	60,000	120,000	120,000	120,000
Chester Mining Co	28,800	7,200	7,200	7,200	7,200
Mineral Mountain	14,400	3,600	3,600	3,600	3,600
Merger Mines	15,000	2,500	2,500	5,000	5,000
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	42,000	6,000	12,000	12,000	12,000
Rock Creek Mining	21,000	3,000	6,000	6,000	6,000
San Acacio	—	—	—	—	—
Jimenez de Teul	150,000	150,000	—	—	—
Cuatro Cienegas	—	—	—	—	—
Alhambra	12,000	3,000	3,000	3,000	3,000
Copper	6,000	1,500	1,500	1,500	1,500

Sub-total Leases	$969,200	$269,300	$203,300	$248,300	$248,300

Total Obligations	$9,386,442	$5,416,054	$3,461,255	$260,833	$248,300

Critical Accounting Policies and Estimates

The Company has determined from the significant accounting policies as disclosed in our financial statements, that the following disclosures are critical accounting policies.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The Company accounts for equipment under capital lease agreements according to FAS 13 “Accounting for Leases” and subsequent pronouncements.

Revenue Recognition

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

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

(a)

Evaluation of disclosure controls and procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, related to ineffective oversight of financial reporting; lack of appropriate accounting policies, procedures and personnel; procedures for accounting for investments; journal entry documentation and procedures; and management’s assessment of internal control over financial reporting described in the 2007 Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

(b)	Changes in internal controls over financial reporting. Other than the following changes described below, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

To remedy the effects of unfilled key financial reporting positions as described in the material weaknesses relating to lack of appropriate accounting policies, procedures and personnel, the Company hired a corporate controller to oversee the financial reporting effective April 15, 2008.

The Company implemented procedures in April that require all journal entries to be reviewed and signed by an accounting manager.

The Company has contracted with an independent consultant firm to assist the Company in compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2008.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We initially reported in our Form 10-Q for the quarter ended June 30, 2006 that in September 2005, James D. Christianson and several small entities whom Christianson represents filed a lawsuit in the United States District Court for the Western District of Washington against several parties, including two directors of the Company. The United States District Court in Idaho dismissed securities litigation brought by J.D. Christianson and related parties against Sterling and several directors. The Court had previously dismissed significant parts of the case. On May 22, 2008, after reviewing amended claims submitted by Christianson, this case was dismissed in its entirety with prejudice.

Item 1A.	Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by Sterling Mining, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2007 Annual Report on Form 10-K and in subsequent reports on Form 10-Q under the Item 1A “Risk Factors,” actual results may differ from those in the forward-looking statements.

As disclosed under “Item 5. Other Information,” below, Sterling Mining is not presently in operational control of the San Acacio-Barones silver project in Mexico as the result of the misappropriation of the assets and operations by a former manager. Consequently, Sterling Mining is not receiving cash from operation of the Barones Silver Project, which will have a material adverse effect on results of operations in the third quarter of 2008 and subsequent periods, and Sterling Mining’s ownership of the Barones silver project may be impaired, which could result in a write-down of the carrying value of that asset.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company has cancelled the annual stockholders’ meeting and proxy solicitation for the election of Directors due to the provisions of the Letter of Intent with Minco Silver, Inc.

Item 5.	Other Information

Until July 2008, Sterling Mining operated the Barones silver project in Mexico through Sterling Mining México S.A. de C.V. (“Sterling Mexico”) and a manager employed by Sterling Mexico who was granted power of attorney to act as necessary to preserve and develop the mining concessions, recover material from the mine site and operate the mill. In June 2008, Sterling Mining discovered that the manager took steps to misappropriate Sterling Mexico’s Barones properties to his own benefit by declaring a default under the mining concessions that were originally acquired from the manager, firing Sterling Mexico employees and then hiring those employees himself, and paying out Sterling Mexico cash and distributing Sterling Mexico personal property to himself and the employees, all in an effort to convert the Barones properties and milling operation to the personal property of the manager.

On July 18, 2008, an Ordinary General Meeting of the Shareholders (the “July 18 Meeting”) of Sterling Mexico was convened in the City of Guadalupe, Zacatecas, in which it was resolved to change the administration of Sterling Mexico from a Board of Directors to a Sole Administrator and a Manager. Also, at the July 18 Meeting, the manager who has attempted to misappropriate the property of Sterling Mexico was terminated and all powers of attorney previously granted were revoked. The new administrator is J. Kenney Berscht and the new manager is James N. Meek.

Sterling Mexico has demanded of the former manager an accounting of all of the assets, revenue and expenses of Sterling Mexico and the return of all such property and payment of any revenue due to Sterling Mexico. The former manager has until August 18, 2008, to respond. If no response is made or is the response is not acceptable to Sterling Mexico, we expect that we will institute through Sterling Mexico legal proceedings against the former manager alleging theft and conversion of the property of Sterling Mexico and seeking the return of all property and payment of damages resulting from the former manager’s wrongful conduct.

Unaudited revenue for the first six months of 2008 from the Barones silver project was $2,162,320, and the net loss for Sterling Mexico during the period was $112,033. The misappropriation of our assets and operations in Mexico by the former manager will likely result in realizing little or no revenue from the Barones silver project while Sterling Mexico pursues recovery of its property and its claims against the former manager, while incurring legal fees and other costs to recover such property. Accordingly, these events in Mexico will have a material adverse effect on our results of operations in the third quarter of 2008 and continuing thereafter until the matter is resolved. Although we believe that we are in the right and will ultimately recover the misappropriated property, there is always a risk in any litigation that Sterling Mexico pursues that a court will make a judgment adverse to our interests, which would impair the value of the Barones silver project carried on our unaudited balance sheet as of June 30, 2008, in the amount of $1,560,000.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: August 8, 2008	By:	/s/ J. Kenney Berscht
J. Kenney Berscht
Principal Executive Officer

Date: August 8, 2008	By:	/s/ James N. Meek
James N. Meek,
Chief Financial Officer