Form 10-Q/A
period 2008-06-30
Sterling Mining CO
filed 2008-09-11
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory note - The purpose of this Amendment No. 1 on Form 10-Q/A is to correct certain errors in a premature filing on August 8, 2008, of our Form 10-Q for the period ended June 30, 2008 (the “Original Filing”), and effect compliance with Rule 10-01(d) of Regulation S-X. For the convenience of persons receiving this report, we are reproducing the entire report in this amendment, rather than presenting just the changed parts or sections.

Due to a communication error, Sterling Mining made the Original Filing before the completion of the review of the interim consolidated financial statements included in the Original Filing, so the Original Filing did not comply with the requirements of Rule 10-01(d) of Regulation S-X. Sterling Mining Company was notified on August 18, 2008 that the review had not been completed. Sterling Mining has complied with the requirements of Rule 10-01(d) with respect to the interim consolidated financial statements included in this amendment.

“Note 7: Commitments and Contingencies” and “Note 13: Subsequent Events” to the consolidated financial statements included in the Original Filing are revised by this amendment to move disclosure regarding operations in Mexico from Note 13 to Note 7. Note 13 is revised to include the September 2, 2008 announcement of the termination of the July 21, 2008 letter agreement between the Company and Minco Silver.

Under Part I, “Item 4. Controls and Procedures,” we have added disclosure regarding controls and procedures and events that transpired in Mexico toward the end of the quarter. We also revised the disclosure under Part II, “Item 5. Other Information,” with respect to events affecting our operations in Mexico.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A.

There are no other changes to the Original Filing other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Original Filing. Furthermore, this Amendment No. 1 on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of Sterling Mining Company subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

********************

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

Sterling de Mexico

As of June 30, 2008 the Company was not in operational control of the Barones silver project in Mexico as the result of what the Company believes to be the misappropriation of the assets and operations by a former manager. The Company’s ownership of the Barones silver project may be impaired by the actions of the former manager, which could result in a write-down of the carrying value of that asset. The total value on the consolidated balance sheet for our assets in Mexico is $1.8 million, which includes approximately $1.6 million of assets associated with the Barones concession and the pending dispute. Subsequent to the end of the quarter the Company established management control over the legal entity in Mexico and is pursuing claims against the former manager for enforcement of its rights, with respect to which the Company believes it has a reasonable possibility of success. Operations on properties in Mexico not involved in the misappropriation have been suspended and are expected to be resumed at the beginning of the fourth quarter of 2008. It is not possible for the Company to estimate as of June 30, 2008, the range of potential loss to the Company should the results of its efforts in Mexico to recover assets and restore operations be less than successful.

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

Note 13: Subsequent Events

On July 21, 2008, the Company and Minco Silver Corporation (“Minco Silver”) signed a letter of intent whereby Minco Silver agreed to acquire 100% of the issued and outstanding shares of Sterling (the “Transaction”), subject to certain terms and conditions. In the Sterling Mining Company and Minco Silver Corporation letter of agreement, the Company was extended a $15 million line of credit bearing 10% interest per annum. On July 31, $5.0 million was advanced to the Company. The line is secured by substantially all the assets of the Company. On September 2, 2008, the Company and Minco Silver announced they have agreed not to proceed with the Transaction contemplated by the letter agreement between the parties dated July 21, 2008, previously announced on July, 23, 2008. As a result, the management committee established between the Company and Minco Silver under the letter agreement was terminated and the board of directors of the Company is managing its affairs. No further advances will be available under the line of credit since the business combination is no longer being pursued.

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

Lack of Control over the Mexico Subsidiary Operations. During the quarter ended June 30, 2008, management identified a material weakness in internal control related to the operations of the foreign subsidiary. Ineffective communication, ineffective oversight, and lack of control over the operations of the foreign subsidiary resulted in an employee of the foreign subsidiary misappropriating the assets of the foreign operation, and authorizing transactions outside those authorities delegated by management and the board of directors. Management has concluded that this circumstance constituted a material weakness in internal control over financial reporting.

Relating to other matters, to remedy the effects of unfilled key financial reporting positions as described in the material weaknesses relating to lack of appropriate accounting policies, procedures and personnel, the Company hired a corporate controller to oversee the financial reporting effective April 15, 2008.

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

Sterling Mexico has demanded of the former manager the location of all of the assets, revenue and expenses of Sterling de Mexico and the return of all such property and payment of any revenue due to Sterling Mexico. The former manager has until August 18, 2008, to respond. If no response is made or is the response is not acceptable to Sterling Mexico, we expect that we will institute through Sterling Mexico legal proceedings against the former manager alleging theft and conversion of the property of Sterling Mexico and seeking the return of all property and payment of damages resulting from the former manager’s wrongful conduct.

Unaudited revenue for the first six months of 2008 from the Barones silver project was $2,162,320, and the net loss for Sterling Mexico during the period was $112,033, of this loss $144,236 was paid as cash severance to the terminated employees of Sterling de Mexico. The misappropriation of our assets and operations in Mexico by the former manager will likely result in realizing little or no revenue from the Barones silver project while Sterling Mexico pursues recovery of its property and its claims against the former manager, while incurring legal fees and other costs to recover such property. Accordingly, these events in Mexico will have a material adverse effect on our results of operations in the third quarter of 2008 and continuing thereafter until the matter is resolved. Although we believe that we are in the right and will ultimately recover the misappropriated property, there is always a risk in any litigation that Sterling Mexico pursues that a court will make a judgment adverse to our interests, which would impair the value of the Barones silver project carried on our unaudited balance sheet as of June 30, 2008, in the amount of $1,560,000.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q for the period ended June 30, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: September 9, 2008	By:	/s/ J. Kenney Berscht
J. Kenney Berscht
Principal Executive Officer

Date: September 9, 2008	By:	/s/ James N. Meek
James N. Meek,
Chief Financial Officer