Form 10-Q
period 2008-09-30
Sterling Mining CO
filed 2008-11-19
CIK 1346685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,489,992 shares of common stock as of November 12, 2008

STERLING MINING COMPANY

Part I – Financial Information

Item 1	Consolidated Financial Statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2008	December 31 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$50,737	$6,134,827
Marketable securities	527,388	1,284,711
Accounts receivable	1,269,666	290,411
Inventories	1,111,733	755,150
Prepaid expenses and deposits	1,121,672	872,638
Other current assets	—	1,166

Total current assets	4,081,196	9,338,903

INVESTMENTS
Investment in unconsolidated subsidiaries	529,751	4,407,343
Long-term investments and other investments	—	1,283,628

Total investments	529,751	5,690,971

PROPERTY AND EQUIPMENT, NET
Property, plant and equipment	27,365,847	24,119,404
Less accumulated depreciation and depletion	(1,697,743)	(384,357)

Total property and equipment	25,668,104	23,735,047

OTHER ASSETS
Prepaid long-term leases	510,420	905,192
Other assets	285,216	275,039
Net assets of discontinued operations	833,603	1,913,103

TOTAL ASSETS	$31,908,290	$41,858,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,339,831	$1,960,381
Accrued expenses	1,092,689	1,472,656
Notes payable-current portion	7,457,862	477,862
Capital lease liability-current portion	1,274,470	850,957
Unearned revenue	—	—
Debenture payable	100,000	—
Other current liabilities	—	40,725
Net liabilities of discontinued operations	2,023	541,392

Total current liabilities	13,266,875	5,343,973

LONG-TERM LIABILITIES
Notes payable	23,326	41,901
Debenture payable	—	100,000
Capital lease liability	1,606,152	1,476,987

Total long-term liabilities	1,629,478	1,618,888

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.05 par value; 80,000,000 shares authorized, 39,439,992 and 38,698,828 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,971,999	1,934,941
Additional paid in capital	73,739,747	71,479,310
Common stock issuable	158,500	—
Accumulated deficit	(58,693,147)	(38,681,700)
Accumulated comprehensive income	(165,162)	162,843

TOTAL STOCKHOLDERS’ EQUITY	17,011,937	34,895,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,908,290	$41,858,255

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30 2008	Three Months Ended September 30 2007	Nine Months Ended September 30 2008	Nine Months Ended September 30 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$2,736,628	$20,149	$4,903,161	$31,166
Lease and contract income	26,581	88,953	148,284	730,838

Total revenue	2,763,209	109,102	5,051,445	762,003

COSTS AND EXPENSES
Production costs applicable to sales	2,407,787	14,343	4,559,399	24,702
Exploration	176,021	488,179	986,007	1,282,359
Mine rehabilitation	1,968,436	2,097,989	8,583,624	5,094,309
General and administrative	1,439,652	2,426,427	4,645,893	5,045,967
Depreciation, depletion and amortization	541,169	64,055	1,313,387	99,995

Total expenses	6,533,065	5,090,993	20,088,310	11,547,332

(LOSS) FROM OPERATIONS	(3,769,856)	(4,981,891)	(15,036,865)	(10,785,329)

OTHER INCOME (EXPENSE)
Gain (loss) on investments	(792,733)	(34,914)	218,001	242,075
Loss on impairment of investments	(3,787,826)	—	(3,787,826)	—
Interest and dividends	17,560	41,387	54,286	93,001
Interest (expense)	(451,300)	(17,153)	(774,604)	(49,416)
Gain (loss) on exchange	274	—	274	—
Other income	39	—	5,591	—
Gain (loss) from equity method investments	—	15,074	34,846	15,628

Total other income (expense)	(5,013,985)	4,394	(4,249,431)	301,288

LOSS BEFORE INCOME TAXES	(8,783,842)	(4,977,498)	(19,286,296)	(10,484,041)
INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(8,783,842)	(4,977,498)	(19,286,296)	(10,484,041)
LOSS FROM DISCONTINUED OPERATIONS	(569,994)	(306,063)	(725,152)	(720,529)

NET LOSS	(9,353,836)	(5,283,561)	(20,011,448)	(11,204,569)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	783,402	797,816	(328,005)	422,296

COMPREHENSIVE INCOME (LOSS)	$(8,570,434)	$(4,485,745)	$(20,339,453)	$(10,782,273)

Basic and fully diluted loss per share
Basic and fully diluted loss from continuing operations	$(0.23)	$(0.15)	$(0.49)	$(0.34)
Basic and fully diluted loss from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Total basic and fully diluted loss per share	$(0.24)	$(0.16)	$(0.51)	$(0.36)

Basic and fully diluted weighted average shares outstanding	39,440,000	32,372,700	39,275,800	31,074,000

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months ended September 30 2008	Nine Months ended September 30 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,011,448)	$(11,204,569)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	725,152	720,529
Depreciation	1,329,649	116,715
Stock issued for services and leases	—	1,564,071
Stock option expense	525,960	—
(Gain) loss on investments, including impairments	3,569,825	(242,075)
(Gain) loss on investment in equity method subsidiaries	(34,846)	(15,628)
(Gain) loss on foreign exchange	(274)	—
Payments for lease expenses with stock	158,500	64,471
(Increase) decrease in:
Accounts receivable	(726,079)	(66,973)
Inventories	40,910	(441,933)
Prepaid expenses	84,156	(635,516)
Other current assets	148,090	48,589
Increase (decrease) in:
Accounts payable	1,299,616	83,208
Accrued expenses	(379,967)	(268,250)
Unearned revenue	(459,535)	(74,172)
Other current liabilities	(40,725)	320,400

Net cash used by continuing operations	(13,771,016)	(10,031,132)
Net cash (used) by discontinued operations	(295,149)	(1,275,597)

Net cash used by operating activities	(14,066,165)	(11,306,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(304,733)	(2,284,323)
Proceeds from investments	2,308,929	596,821
Investment in property plant and equipment	(1,944,265)	(11,189,374)

Net cash provided (used) by investing activities	59,931	(12,876,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock net of costs	1,771,535	33,853,428
Proceeds from notes payable	8,280,000	745,273
Payment of notes and leases payable	(2,139,949)	—
Proceeds from debentures payable	—	100,000

Net cash provided by financing activities:	7,911,586	34,698,701

Net increase (decrease) in cash and cash equivalents	(6,094,648)	10,515,096
Cash beginning of period	6,145,385	3,054,582

Cash at end of period	$50,737	$13,569,678

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$675,720	$52,091
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issuable issued for land	$—	$1,362,500
Common stock and options issued for services	$—	$1,564,071
Common stock issued for commissions and convertible debt	$—	$48,617
Acquisition of capital lease equipment	$1,374,052	$—
Property, plant and equipment given to employees as severance pay	$427,259	$—

The accompanying condensed notes are an integral part of these interim financial statements

STERLING MINING COMPANY AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS September 30, 2008

Sterling Mining Company (“Sterling” or the “Company”) is engaged in the business of acquiring, exploring, developing, and mining mineral properties, primarily those containing silver and associated base and precious metals. The Company’s operating mine is the Sunshine Mine in Idaho. The Company has exploration projects in Idaho and Montana. The Company was incorporated under the laws of the State of Idaho on February 3, 1903. The Company is headquartered at 2201 N. Government Way, Ste. E, Coeur d’Alene, ID 83814.

Note 1: Basis of Presentation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Sterling Mining Company and its consolidated subsidiaries. Management has made all adjustments necessary for a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2007.

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

Compensated Absences

Employees of the Company may be paid vacation, sick, and personal days off. The Company accrued $40,725 in 2007 for compensated absences expense. The Company has accrued an additional $110,068 in expenses during the third quarter of 2008 to bring the accrued balance to $150,793.

Concentration of Risk

The Company maintains its domestic cash in several commercial banks in Coeur d’Alene and Wallace, Idaho. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company also maintains cash in a Mexican bank. The Mexican accounts, one denominated in dollars and one denominated in pesos, are considered to be un-insured.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Diluted net loss is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Equity Method

The Company applies the equity method to account for investments for which it has significant influence upon the investee, according to APB Opinion 18 and subsequent pronouncements.

During 2007 the Company acquired significant influence in Merger Mines Corporation and began accounting for its investment in Merger Mines Corporation using the equity method. The value of the Company’s investment in Merger Mines Corporation decreased to approximately $0.2 million as of September 30, 2008, partially due to the sale of shares and primarily due to an impairment of $1,065,992. Sterling now owns 22% of the voting shares of common stock issued and outstanding by Merger.

During 2006 the Company acquired significant influence in Chester Mining Company and began accounting for its investment in Chester Mining Company using the equity method. Sterling owns 46% of the voting shares of common stock issued and outstanding by Chester. The value of the Company’s investment in Chester Mining Company decreased to approximately $0.3 million as of September 30, 2008 due to an impairment of $2,714,276.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, “Fair Value Measurements” (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily securities in active markets and institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 assets represent securities that are traded in active markets but are restricted shares, and small cap mining stocks that are not traded in active markets.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data. The Company’s Level 3 assets represent options and warrants in small cap mining stocks. Fair value is determined using the Black-Scholes valuation method and consideration for the risk of loss of value. If the exercise price of the option or warrant was greater than the market price then the value of the option or warrant was written to zero ($0) because there would be no market for those financial instruments in the market place.

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

Going Concern

As of September 30, 2008 the Company has a working capital deficit of $9.1 million and an Accumulated Net Loss of $20.0 million for the nine months ending September 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

Due to recent changes in the economy, the precious metal market, the corporate decision to sell its operations in Mexico and the suspension of operation at the Sunshine Mine during the third quarter of 2008 this has created a situation where the Company has a limited revenue stream and substantial current obligations. Unless we obtain additional financing through operations, investment capital or otherwise, there is significant doubt we will be able to meet our obligations as they come due and we may be unable to execute our business plans.

Inventories

Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation, amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or net realizable value. The inventories balances at September 30, 2008 and December 31, 2007 represented supplies and minerals inventory in Mexico and Idaho, and silver coins and other inventory in Idaho.

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

Prepaid Expenses

The Company’s current prepaid expenses primarily consist of prepaid insurance premiums, pre-payment to the utility company, and prepaid lease payments which are paid for up to a year in advance. Prepaid lease payments for periods beyond one year are considered other non-current assets. Prepaid long-term leases are comprised of the Sunshine Mine lease.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. Management does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161),” to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is not engaged in hedging activities and does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling interests in Consolidated Financial Statements”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Note 3: Marketable Securities and Investments

The Company’s investment portfolio consists primarily of small-cap mining stocks, options and warrants.

The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended September 30, 2008 and 2007, the Company did not own any securities classified as trading or held to maturity, but did own securities classified as available-for-sale. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity.

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

Options and warrants are recorded at fair market value. The Company has adjusted its methodology in valuing options and warrants held as investments. If the exercise price of the option or warrant was greater than the market price on September 30,2008 then the value of the option or warrant was written to zero ($0) because there would be no market for those financial instruments in the market place.

The changes in marketable securities, long-term investments, and investments-other during the three months ended September 30, 2008 are as follows:

Three Months ended Sept 30, 2008	Fair Value at June 30, 2008	Less Proceeds	Plus (Less) Realized Gain (Loss)	Plus (Less) Unrealized Gain (Loss)	Less Impairment	Fair Value at September 30, 2008
Marketable Securities	$524,163	$(52,990)	$(330,786)	$394,559	$(7,558)	$527,388

Investment in Uncon. Sub.- Chester Mining Company	3,019,889	—	—	—	(2,714,276)	305,613
Investment in Uncon. Sub.- Merger Mines	1,489,363	(199,233)	—	—	(1,065,992)	224,137

Total Investment in Unconsolidated Subsidiaries	4,509,252	(199,233)	—	—	(3,780,268)	529,751

Investments Long-Term	219,313	(146,209)	(461,948)	388,843	—	—
Investments Other	—	—	—	—	—	—

Long-term investments and other investments	219,313	(146,209)	(461,948)	388,843	—	—

Total Marketable Securities and Investments	$5,252,728	$(398,432)	$(792,733)	$783,402	$(3,787,826)	$1,057,139

At September 30, 2008 the total cost basis of marketable securities and investments was $1,222,301. Total accumulated unrealized losses were $165,162 and the total fair market value was $1,057,139.

At December 31, 2007, the total basis of marketable securities and investments was $6,812,840. Total accumulated gains were $162,843 and the total fair market value was $6,975,683.

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

At September 30, 2008, the Company had net deferred tax assets, calculated at an expected rate of 34%, of approximately $14,136,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2008.

The Company’s deferred tax assets are estimated as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Net operating loss carryforward	$41,580,000	$22,256,000
Deferred tax asset	$14,136,000	$7,567,000
Deferred tax asset valuation allowance	(14,136,000)	(7,567,000)

Net deferred tax asset	$—	$—

At September 30, 2008, the Company has net operating loss carryforwards of approximately $41,580,000, which expire in the years 2018 through 2028.

The change in the allowance account from December 31, 2007 to September 30, 2008, was approximately $6,569,000.

Note 5: Inventories

The Company uses the first-in-first-out method of inventory valuation.

Inventories in the United States consist of silver concentrate, metal inventory, supply inventory, silver coins, and other inventory for sale.

At September 30, 2008 and December 31, 2007 the concentrate, from the Sunshine Mine, was either on-site or in transit.

	At September 30, 2008	At December 31, 2007
Inventory
Silver Concentrate	$427,742	$14,219
Supply inventory for the Sunshine Mine	579,927	587,263
Coins, rounds and bullion	59,958	109,557
Other inventory	44,106	44,111

Total Inventory	$1,111,733	$755,150

Note 6: Property Plant and Equipment

The Company conducts a major part of its operation with leased equipment. These equipment leases, which are for two to five years each, expiring in 2009 to 2013, are classified as capital leases. Each lease contains the option for the Company, after the initial lease term, to purchase the property at approximately 15% of the purchase price.

The rental payments under each lease are based on the remaining balance, after an initial down payment of 40%. The first and last months payments are due at the beginning of the lease term and do not reduce the balance used to calculate the minimum lease payment, resulting in implicit interest rates of approximately 20%.

The following is an analysis of the leased property under capital leases by major classes:

Property:	Asset Balances at September 30, 2008
Mining Equipment	$81,976
Surface Equipment	43,013
Underground Diesel Equipment	5,883,966
Less: Accumulated amortization	(682,593)

$5,326,362

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007:

Year ending September 30:
2009	1,757,303
2010	1,203,193
2011	663,313
2012	10,027
2013	5,013

Total minimum lease payments required	3,638,849
Less: Amount representing interest	(758,227)

Present value of minimum lease payments	$2,880,622

Note 7: Commitments and Contingencies

Mineral Leases

The Company has secured leases of several mineral properties. Each of the leases is subject to lease payments as shown in the table below.

Mineral Leases	Production Royalties Payable (1)	2007 Annual Lease Fees
Barones Concession (2)	Yes	$—
Chester Claim Group (3)	Yes	7,200
J.E. Prospect	Yes	15,000
Jestec	Yes	30,000
Merger Mines Claim Group	Yes	5,000
Metropolitan Mines Claim Group	Yes	12,000
Mineral Mountain Claim Group	Yes	3,600
Montana Revett Claim Group (4)	Yes	—
San Acacio Concession (5)	Yes	—
Sunshine Mine and Infrastructure, ARI lease	Yes	120,000
Timberline Resources (6)	Yes	20,000
Rock Creek-Idaho (7)	Yes	6,000
Jimenez de Teul (8)	Yes	150,000
La Chapis (9)	Yes	—
Alhambra (10)	Yes	3,000
Copper (11)	Yes	1,500

(1)	All leases are subject to production royalties.

(2)	$375,000 in cash and $100,000 in the Company’s common stock were prepaid in 2004 to apply to the life of the Barones lease of 240 months. There are no annual lease fees.

(3)	The Chester Claim Group lease also requires an annual payment of 50,000 shares of the Company’s common stock.

(4)	Montana Revett Claim Group annual lease fee of $20,000 commenced on June 1, 2007.

(5)	Source Exploration assumed the $150,000 annual payment for the San Acacio Concession.

(6)	Timberline annual lease fee of $20,000 began on June 1, 2007.

(7)	The Rock Creek lease includes a $50,000 per year work commitment and payments of $500 a month, which can be credited against the 25% net profits royalty.

(8)	The Jimenez de Teul lease includes a $50,000 work commitment in 2007 and additional work commitments of $100,000 for each of the next four years.

(9)	The La Chapis lease includes an initial payment of $25,000 and work commitments of $50,000 the first year and $100,000 the second and third years.
(10)	The Alhambra lease includes annual payments $3,000 per year until such time as Net Profit Royalties are payable.

(11)	The Copper Claims lease includes annual payments $1,500 per year until such time as Net Profit Royalties are payable.

The total value of shares issued for leases for the three and nine months ended September 30, 2007 was $158,500. The total number of shares of common stock issued for leases for the three and nine months ended September 30, 2007 was 50,000.

Other Leases

The Company has entered into a lease for office space near the Sunshine Mine site at $2,259 per month through September 2008. The Company has entered into a lease for office space in Coeur d’Alene, Idaho for $1,843 from December 2007 through November 2008.

The Company’s future obligations under mineral and office space operating lease agreements are as follows:

Year Ending:
December 31, 2008	$386,617
December 31, 2009	348,300
December 31, 2010	348,300
December 31, 2011	348,300
December 31, 2012	348,300

Total minimum lease payments	$1,779,817

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

Other Taxes

Estimated property tax liabilities at September 30, 2008 are shown below.

Tax Year:
2007	$—
2008	156,372

Balance, September 30, 2008	$156,372

Note 8: Notes Payable

On July 16, 2008 the Company entered into a short-term note with a Roger VanVorhees a Director of the Company for $280.000. This note has an annual interest rate of 14% and is due and payable on December 17, 2008.

On July 21, 2008, the Company and Minco Silver Corporation (“Minco”) signed a letter of intent whereby Minco agreed to acquire 100% of the issued and outstanding shares of Sterling, subject to certain terms and conditions. In the Sterling Mining Company and Minco letter agreement, the Company was extended a $15 million line of credit bearing 10% interest per annum. On July 31, $5.0 million was advanced to the Company. The line is secured by substantially all the assets of the Company. On September 2, the Company and Minco announced that they agreed not to proceed with the business combination contemplated by the letter agreement between the parties. The Company now has a short term note with Minco for the $5,000,000 that was advanced on July 31; this note is now due on December 15, 2008.

On May 26, 2008 the Company entered into a short-term note with a private party for $500,000 that requires interim monthly payments of interest and principal with the final payment due October 25, 2008. This note has an annual interest rate of 12%. In August the Company paid off $300,000 of the note. On May 29, the Company entered into a short-term note with a private party for $100,000 that is due on December 1, 2008. This note has an annual interest rate of 14%. On June 18, the Company entered into a short-term note with a group of lenders for $2,400,000 that is due October 15, 2008. On July 31, the Company paid $1,000,000 on this note leaving a balance of $1,400,000. This note has an annual interest rate of 24% and is secured by certain patented mining claims and properties, and all of the Company’s accounts, equipment, inventory, leases (excluding the Sunshine Mine lease), and other personal property, subject to existing security interests. Net proceeds from the June 18 note, after fees and interest, were $2,021,740.

Prior to 2008, the Company had three existing notes payable as follows: $400,000 to Western Continental for a land purchase, $50,000 to Diversified Machine Technology (DMT) for a land purchase, and $58,154 to Microsoft Corporation for the purchase of computer hardware and software. In July of 2007 the Company issued one debenture for a total of $100,000.

The notes payable have the following terms: The Western Continental note has a 7.25% interest rate, monthly interest payments of $2,417, with payment of the principal due in full on November 6, 2008. The DMT note has a maturity date of October 6, 2008, when the principal is due in full. No payment is due until the maturity date. The Microsoft note had monthly payments of $2,803. Interest and principal are scheduled to be paid in full on July 1, 2010. Each note is collateralized by the asset acquired. The debenture included a provision for the conversion of the debt, at a conversion price of $4.25, to a total of 23,529 shares of the Company’s common stock. The debenture expires after December 1, 2008 and is convertible after twelve months. The Company is paying the holder of the debenture a monthly interest payment at an annual percentage rate of 12.0%.

Notes Payable, current and long-term at September 30, 2008 are as follows:

Notes Payable
Current
DMT	$50,000
Western Continental	400,000
Microsoft	27,862
May 26 Note	200,000
May 29 Note	100,000
June 18 Note	1,400,000
July 16 Note	280,000
Minco Line of Credit July 31	$5,000,000

Sub-total	$7,457,862
Long-term
Microsoft	23,326

Total	$7,481,188

Note 9: Common Stock, Options and Warrants

During the third quarter of 2008, the Company did not issue any shares of common stock, warrants or options.

Options issued to officers in 2007 partially vested in the third quarter of 2008. The Company recognized $158,500 of common stock issuable for an annual mineral lease payment of 50,000 shares.

During the year ended December 31, 2007, stock options of 25,000 were exercised for cash proceeds of $18,750 and 810,000 stock options were granted.

Note 10: Loss per Common Share

The Company is authorized to issue 80,000,000 shares of common stock, $0.05 par value per share, of which 39,439,992 shares were issued at September 30, 2008. The weighted average shares of common stock outstanding at September 30, 2008 were 39,275,800.

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding September 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

As of September 30, 2008, the Company had issued and outstanding 10,885,271 warrants, 2,099,999 options and convertible debt that could be converted to 80,000 shares of common stock and earnings would be fully diluted by 13,065,270 shares.

Earnings would be fully diluted by 52,505,262 shares if the Company had earnings to report.

Note 11: Discontinued Operations

During the third quarter of 2008 the Company held out for sale the Mexican segment Sterling de Mexico. This has resulted in a write down of the carrying value of the Mexico assets to what the Company believes the fair market value to be. The prepaid Barones lease was fully impaired in amount of $356,250 and inventory was partially impaired in the amount of $212,298 resulting in a total assets of operations held for sale of $833,603. Therefore the Company is reporting continuing operations of the US segment and discontinued operations for the Mexican segment. The Company expects the sale of the Mexican segment to be completed in the fourth quarter of 2008 and is seeking a buyer for the following reasons:

•	The Company no longer has employees in Mexico

•	The Company plans to use the proceeds to fund continuing operations in the US segment

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

STERLING DE MEXICO LOSS FROM DISCONTINUED OPERATIONS

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$185,721	$184,967	$2,348,041	$577,553

Total revenue	185,721	$184,967	$2,348,041	$577,553

Costs and Expenses
Production costs applicable to sales	97,062	303,935	1,197,882	806,945
Exploration	43,125	161,638	708,916	307,504
General and administrative	38,992	5,938	39,671	64,208
Depreciation, depletion and amortization	—	45,615	221,223	70,282

Total expenses	179,179	517,126	2,167,692	1,248,939

Income (loss) from operations	6,542	(332,159)	180,349	(671,386)
Other income (expense)
Interest income	—	(513)	49	1,511
Interest (expense)	—	213	(1,697)	(2,676)
Gain (loss) on exchange	—	23,988	(326,798)	(49,641)
Other income	(7,988)	2,408	(8,507)	1,663
Impairment of prepaid lease	(356,250)	—	(356,250)	—
Impairment of inventory	(212,298)	—	(212,298)	—

Total other income (expense)	(576,536)	26,096	(905,501)	(49,143)

Loss before income taxes	(569,994)	(306,063)	(725,152)	(720,529)
Income taxes	—	—	—	—

Loss from discontinued operations	(569,994)	(306,063)	(725,152)	(720,529)

The Company is not reporting any tax effect because any change to the Company’s net operating loss is offset entirely by an allowance account.

The major classes of Assets and Liabilities of operations held for sale in the condensed balance sheets are as follows:

	At September 30, 2008	At December 31, 2007
Assets
Cash	$48,894	$10,558
Accounts receivable	27,063	280,239
Inventory	212,298	609,791
Pre-paid expenses	63,574	1,992
Property plant and equipment	550,905	906,290
Accumulated depreciation	(168,400)	(152,137)
IVA tax receivable	97,255	256,370
Other assets	2,014	—

Total assets of operations held for sale	833,603	1,913,103

Liabilities
Accounts payable including IVA tax payable	2,023	81,857
Deferred revenue	—	459,535

Total liabilities of operations held for sale	$2,023	$541,392

Note 12: Significant Customers

During the second quarter the Company entered into a contract with Ocean Partners, a concentrate broker, to sell the silver concentrates from the Sunshine Mine. This agreement is for 200 metric tons of concentrate. Concentrate from the Sunshine Mine was sold to one customer during the third quarter, Ocean Partners.

Note 13: Related Party Transactions

On July 16, the Company entered into a short-term note with Roger Van Voorhees, a director of the Company, for $280,000. This note has an annual interest rate of 14% and is due and payable on December 17, 2008.

On September 18, 2008 the Company sold various equity holdings to Shoshone Silver Mining Company for cash in the amount of $267,343. Carol Stephan, a director of the Company, is chairman of the board of Shoshone Silver Mining and a related party.

Note 14: Subsequent Events

On October 6, 2008 the Company has agreed to pay a significant portion of the $280,000 note payable to Roger Van Voorhees, a director of the Company, in exchange for certain equity holdings that the Company owns.

Effective October 24, 2008 the Company appointed Kenneth Rux, the former Corporate Controller, to the position of CFO with the resignation of former CFO James N. Meek.

During the months of October and November the Company came into default on two notes. The first is the May 26 Note with $200,000 plus interest still owing and the second is the June 18 Note with $1,400,000 plus interest owing.

Effective November 7, 2008 the Company has appointed Moore & Assoc. as auditors for Sterling Mining Company.

Deposits for Mexico assets in the amount of $780,000 have been received while successfully negotiating the sale of Mexican properties.

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

Overview

Sterling Mining Company is a minerals, exploration, development and a producing company traded on the over the counter market in the United States. As is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. Sterling has rapidly expanded its range of activities since 2003 and this has generated funding requirements for the initiation of and advancing of rehabilitation, maintenance, exploration and mine planning at the Sunshine Mine. The acquisition costs of projects increasing both administrative and operational staff to manage the increased scope of Sterling’s activities.

The Company’s main focus is the Sunshine Mine project where we are engaged in maintenance, rehabilitation, exploration and preparation for production. We also have exploration interests in Idaho and Montana. We have a land position of early stage prospects in Idaho and Montana that we are evaluating to determine whether to hold and explore or seek the participation of industry partners.

At the Sunshine Mine a total of 17,269 tons of ore was mined during the third quarter from 2700 level West Chance and 3100 level Sunshine stopes. Total ore mined during the first three quarters amounted to 32,630 tons. At the end of the quarter there were seven stopes in production and one additional stope ready for development for fourth quarter production. Development activities continued to access new stopes as well as advance the decline to connect to the 3400 level in the Sunshine vein area for ventilation, secondary escapeway, and to access two developed stopes below 3400 level. At the end of the quarter approximately 200 feet remained to complete the connection.

Sterling diamond drill crews drilled a total of 3,688 feet during the third quarter bringing the total for the year to 9,342 feet. Third quarter drilling focused on short range exploration in the 3100 level Sunshine vein area and definition drilling in the West Chance area.

In the upper mine, development was completed to begin a new stope beneath the SS1 stope mined above the Sterling Tunnel level. The initial drift on the vein yielded 1,349 tons of material at lower than expected grades. Work was suspended in the stope and crews reassigned to work in the lower mine.

A dewatering contingency plan instituted in the second quarter continued to function as designed. During the third quarter, the mine water level was lowered an additional 100 feet to the 3500 level. Electrical power was restored in the Silver Summit shaft to 3000 level and an electric pump installed below the shaft station to move inflow water to the west side of the mine. New cyclones were installed in the mine sandfill system to produce classified sand which greatly reduces the time required to backfill stopes.

During the quarter the mill processed 18,963 wet tons of ore resulting in 252,479 ounces of silver reporting to concentrates. For the year through the third quarter, a total of 34,465 wet tons were milled yielding 431,719 recovered ounces. Mill recovery averaged 96.8% during the period. During the third quarter concentrates containing 248,798 ounces were shipped bringing the year total shipped to 411,511 ounces.

The mill returned to full operational status following completion of electrical repairs on the No. 2 ball mill. In late September, steel liners in the No. 3 ball mill were replaced with rubber liners in an effort to reduce noise levels near the ball mill. A second shift was added in the mill in July to meet increased production levels.

The Company hired 6 employees at the Sunshine Mine during the third quarter bringing the total number of employees to 170. A reduction in force occurred on September 15 due to suspension of production and associated support activities. The number of employees totaled 68 at the end of the third quarter with single shift development and diamond drilling continuing and the mill working to complete processing of broken ore.

Sterling Mining Company-US production statistics for the 3 months ended September 30, 2008 and 2007

	2008 Sunshine Mine	2007 Sunshine Mine (1)
Tons processed	18,963	—
Recovery / Ag oz.	96.81%	—
Silver ounces produced	252,479	—

Sterling Mining Company-US production statistics for the 9 months ended September 30, 2008 and 2007

	2008 Sunshine Mine	2007 Sunshine Mine
Tons processed	34,465	—
Recovery / Ag oz.	95.25%	—
Silver ounces produced	431,719	—

(1)	The Sunshine Mine began initial production in December 2007.

The results of the Company’s operations are significantly affected by the market prices of silver which may fluctuate widely and are affected by many factors beyond the Company’s control including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The average prices of silver (London Final) and gold (London Final) for the three months ended September 30, 2008 were $15.08 and $871.59 per ounce, respectively. The average prices of silver (London Final) and gold (London Final) for the three months ended September 30, 2007 were $12.70 and $679 per ounce, respectively.

Comparative Results of Operations

For the three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007:

Revenues

Revenues from continuing operations in the third quarter of 2008 consisted of sales of silver, copper and lead sales in the USA. The Company reported revenues of $2,736,628 in the third quarter of 2008 and $20,149 in the third quarter of 2007. Revenue increases were due to the start up and operation of the Sunshine Mine. Revenues from continuing operations during the first nine months of 2008 and 2007 were $4,903,161 and $31,166 respectively. The increase in revenue is due to mining operations starting at the Sunshine Mine.

Costs and Expenses

The cost of production for the quarter increased compared to one year ago. The increase was due to the start up and operation of the Sunshine Mine. The Company reported “Production Costs Applicable to Sales” of $2,407,787 in the third quarter of 2008 and $14,343 in the third quarter of 2007. “Production Costs Applicable to Sales” for the nine months ended September 30 was $4,559,399 in 2008 and $24,702 in 2007.

Total operating expenses increased from $5,090,993 in the third quarter of 2007 to $6,533,065 in 2008, as the Sunshine was in production and the Company had an active rehabilitation program in process as well. As a result, the loss from operations decreased from $4,981,891 in the third quarter of 2007 to $3,769,856 in 2008. The net loss for the quarter increased from $5,283,561 in 2007 to $9,353,836 in 2008 due to the loss on impairment of investments, the loss from discontinued operations and our operating loss.

For the nine months ended September 30 operating expenses increased from $11,547,332 in 2007 to $20,088,310 in 2008. As a result, the loss from operations increased from $10,785,329 in 2007 to $15,036,865 in 2008 and the net loss for the nine month period increased from $11,204,569 in 2007 to $20,011,448 in 2008. The reason for the increase is the same as above.

Discontinued Operations

During the third quarter of 2008 the Company held out for sale the Mexican segment Sterling de Mexico. Therefore, the Company is reporting continuing operations for the US segment and discontinued operations for the Mexican segment. The Company expects the sale to be completed in the fourth quarter of 2008.

For the three months ended September 30 the Company recognized a loss of $569,994 in 2008 and $306,063 for 2007. Discontinued operations for the nine months ending September 30, 2008 resulted in a loss of $725,152 in 2008 and $720,529 in 2007.

Other Income and Expenses

Other income and expense for the three months ended September 30, 2008 and 2007 resulted in a net loss of $5,013,985 in 2008 and a net gain of $4,394 in 2007. The largest component of the loss in the third quarter of 2008 was a loss due to the impairment of investments that were devalued to market from the equity value that had been held.

Other income and expense for the nine months ended September 30 resulted in a net loss of $4,249,431 in 2008 and a net gain of $301,288 in 2007. The largest component of the loss in 2008 was the change in value of investments and in 2007 the increase was due to the gain on the sale of investments.

Liquidity and Capital Resources

The Company’s cash balance at September 30, 2008 was approximately $100,000, $51,000 in the US and $49,000 in Mexico. Marketable securities were $527,000.

The Company used $13.8 million of cash for operating activities during the nine months ended September 30, 2008. The primary use of cash for operating activities was rehabilitation of the Sunshine Mine. The Company netted $2.0 million from the purchase and sale of investments which was offset by the acquisition of capital equipment of $1.9 million. The net result is the Company reported a net decrease in cash of approximately $6.0 million during the nine months ended September 30, 2008 and an increase in current debt of $7.9 million.

On May 5, 2008, the Company completed a private placement offering that raised total proceeds of $1,780,794, proceeds net of financing costs was $1,771,535. In the private placement, the Company sold to nine investors 741,164 shares of common stock, 370,581 Series A Warrants and 370,581 Series B Warrants. The Series A Warrants are exercisable for a term of 18 months from May 5, 2008, at an exercise price of $3.40 per share. The Series B Warrants are exercisable for a term of 36 months from May 5, 2008, at an exercise price of $4.10 per share. The Company also raised $8.3 million through the issuance of debt in connection with several loans, including a bridge term loan and a line of credit, which was offset by $2.1 million on the payment for leases and notes. The Company was provided approximately $7.9 million in cash from financing activities.

On July 21, 2008, in the Sterling and Minco letter of agreement, the Company was extended a $15 million line of credit bearing 10% interest per annum. On July 31, $5.0 million was advanced to the Company. The line is secured by substantially all the assets of the Company. This agreement was terminated on September 2 and has resulted in a note payable to Minco for $5.0 million.

The Company has stopped mining at the Sunshine Mine and has curtailed operations to care and maintenance to reduce cash outflow.

The operating and capital requirements of the Company’s exploration projects that the Company may select for advancement will be dependent on the ability of the Company’s management to raise capital either in the equity markets or through debt financing as well as the results of economic and technical studies of the projects.

Contractual Obligations

The Company does not have any contingent liabilities to report. A presentation of the Company’s Contractual Obligations and Commitments is shown below.

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Year
Notes Payable	$7,481,188	$7,457,862	$23,326	$—	—
Debentures Payable	100,000	100,000	—	—	—
Equipment Lease Payments	3,638,849	1,757,303	1,876,533	5,013	—
Operating Leases:
J.E. Prospect	70,000	15,000	15,000	20,000	20,000
Jestec	180,000	30,000	50,000	50,000	50,000
American Reclamation	390,000	30,000	120,000	120,000	120,000
Chester Mining Co.	22,200	600	7,200	7,200	7,200
Mineral Mountain	10,800	—	3,600	3,600	3,600
Merger Mines	16,250	1,250	5,000	5,000	5,000
Timberline Resources	80,000	20,000	20,000	20,000	20,000
Metropolitan Mines	39,000	3,000	12,000	12,000	12,000
Rock Creek Mining	19,500	1,500	6,000	6,000	6,000
Jimenez de Teul	200,000	—	100,000	100,000	—
Alhambra	12,000	3,000	3,000	3,000	3,000
Copper	6,000	1,500	1,500	1,500	1,500

Sub-total Leases	$1,045,750	$105,850	$343,300	$348,300	$248,300

Total Obligations	$12,265,787	$9,421,015	$2,243,159	$353,313	$248,300

Critical Accounting Policies and Estimates

The Company has determined from the significant accounting policies as disclosed in our financial statements, that the following four disclosures are critical accounting policies.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are essential to the financial disclosure process in determining the reserves of ore bearing rock and the future liabilities for remediation and reclamation from mining activities. The Company used recognized outside consultants to determine the essential characteristics of the important determinants concerning the Company’s future actions in moving exploration stage properties through development into production. The estimates that the Company will develop are based upon the experience of these outside consultants and the Company’s experienced personnel. As the Company proceeds all estimates will be reviewed on a timely basis to allow for the reporting of current and valid financial information. Management believes that all of the estimates currently being relied upon are valid and appropriate concerning the value of assets and liabilities. In the past, given the very limited operations of the Company, management has been fairly accurate as to the use of estimates and the timing of any changes.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. Management does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161),” to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is not engaged in hedging activities and does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling interests in Consolidated Financial Statements”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices. The Company’s operations in Mexico could potentially be affected by a change in the exchange rate of Mexican pesos into American dollars.

Item 4	Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, related to ineffective oversight of financial reporting; lack of appropriate accounting policies, procedures and personnel; procedures for accounting for investments; journal entry documentation and procedures; and management’s assessment of internal control over financial reporting described in the 2007 Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Management is in the process of eliminating our large investment holding and is in the process of establishing policies and procedures for financial reporting and journal entry documentation.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

During the months of October and November the Company came into default on two notes. The first is the May 26 Note with $200,000 plus interest still owing and the second is the June 18 Note with $1,400,000 plus interest owing.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING MINING COMPANY

Date: November 18, 2008	By:	/s/ J. Kenney Berscht
J. Kenney Berscht Principal Executive Officer

Date: November 18, 2008	By:	/s/ Kenneth Rux
Kenneth Rux Chief Financial Officer